Form 10QSB
period 2001-06-30
MALACOLOGY INC
filed 2001-08-01
CIK 1106205

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark  One)

[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30,  2001

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

Yes   [ X ]   No   [   ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 25, 2001 there were outstanding 1,000,000 shares of common stock, par value $0.001, and no shares of preferred stock.

                                 MALACOLOGY, INC.

                                      INDEX
                                                                            Page
                                                                            ----
Part  I   Financial  Information

Item  1.  Financial  Statements

          Balance  sheets  as  of  June  30,  2001
          (unaudited)  and  December  31,  2000                                3

          Statements of operations for the three months and six months ended June 30, 2001 and 2000 and the period from Inception,
          April  9,  1998  through  June  30,  2001 (unaudited)                4

          Statements  of  cash  flows  for  the  six  months  ended
          June  30,  2001  and  2000  and  the  period  from  Inception,
          April  9,  1998  through  June  30,  2001 (unaudited)                5

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



                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements

                                MALACOLOGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                               June 30, 2001      December 31, 2000
                                               --------------    -------------------
                                                (unaudited)
                                               -------------



                                     ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . .  $          --   $             --
                                                  --------------  -----------------
  Total assets . . . . . . . . . . . . . . . . .  $          --   $             --
                                                  ==============  =================

                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Payable to related party . . . . . . . . . . . .  $       6,050   $          4,125
                                                  --------------  -----------------
    Total liabilities. . . . . . . . . . . . . .  $       6,050   $          4,125
                                                  --------------  -----------------


Stockholders' equity (deficit):
  Preferred stock, $0.001 par value;
    2,000,000 shares authorized;
    no shares issued and
    outstanding. . . . . . . . . . . . . . . . .  $          --   $             --
  Common stock, $0.001 par value,
    20,000,000 shares authorized;
    1,000,000 shares issued and
    outstanding on June 30, 2001
    and December 31, 2000. . . . . . . . . . . .  $       1,000   $          1,000
  Deficit accumulated during the
    development stage. . . . . . . . . . . . . .  $      (7,050)  $         (5,125)
                                                  --------------  -----------------

  Total stockholders' equity (deficit) . . . . .  $      (6,050)  $         (4,125)
                                                  --------------  -----------------

            Total liabilities and stockholders'
                    equity (deficit) . . . . . .  $          --   $             --
                                                  ==============  =================



               See  Accompanying  Notes  to  Financial  Statements



                                    MALACOLOGY, INC.
                            (A  Development  Stage  Company)
                               STATEMENTS  OF  OPERATIONS
                                     (Unaudited)


                                                                                Period from
                                                                                 Inception,
                                 3 months ended          6 months ended        April 9, 1998,
                             ---------------------  --------------------------    through
                              June 30,   June 30,      June 30,      June 30,     June 30,
                               2001        2000          2001          2000        2001
                            ----------  ----------  --------------  ----------  -----------
General and Administrative
 Expenses. . . . . . . . .  $      367  $        -  $        1,925  $        -       7,050
                            ----------  ----------  --------------  ----------  -----------

Net loss . . . . . . . . .  $      367  $        -  $        1,925  $        -       7,050
                            ==========  ==========  ==============  ==========  ===========
Basic and Diluted
Net Loss Per Share . . . .  $        -  $        -  $            -  $        -  $     (.01)
                            ==========  ==========  ==============  ==========  ===========
Weighted Average Common
Shares Outstanding . . . .   1,000,000   1,000,000       1,000,000   1,000,000   1,000,000
                            ==========  ==========  ==============  ==========  ===========


               See  Accompanying  Notes  to  Financial  Statements


                                 MALACOLOGY, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                                   Period from
                                                                                  Inception April
                                          Six months ended    Six Months ended   9, 1998, through
                                            June 30, 2001       June 30, 2000      June 30, 2001
                                         -----------------   ------------------  -----------------
Cash flows from operating activities:

  Net loss. . . . . . . . . . . . . . .  $          (1,925)  $              --    $         (7,050)

  Issuance of Common
  Stock for Services. . . . . . . . . .  $              --   $              --    $          1,000

  Increase in payable to related party.  $           1,925   $              --    $          6,050

  Net cash used in operating activities  $              --   $               -    $              -
                                         ------------------  -----------------    ----------------

Net increase (decrease) in cash . . . .  $              --   $               -    $              -
                                         ------------------  -----------------    ----------------
Cash, beginning of period . . . . . . .  $              --   $               -    $              -
                                         ------------------  -----------------    ----------------

Cash, end of period . . . . . . . . . .  $              --   $               -    $              -
                                         ==================  =================    ================




               See  Accompanying  Notes  to  Financial  Statements

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and six months ended June 30, 2001. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

     Management  Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     A private company which may be interested in a business combination with the Company may include (1) a Company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;
(2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish for an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a public company.

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


                                   MALCOLOGY, INC.


Dated:  August 1,  2001            /s/  M.  Richard  Cutler
                                   ---------------------------
                                   By:  M.  Richard  Cutler
                                   Its: President