Form 10QSB
period 2001-09-30
MALACOLOGY INC
filed 2001-10-22
CIK 1106205

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB


(Mark  One)

[X]     Quarterly  report  under  Section 13 or 15(d) of the Securities Exchange
Act  of  1934

     FOR  THE  QUARTERLY  PERIOD  ENDED  SEPTEMBER  30,  2001

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

Yes            X        No  _____
           -----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 22, 2001 there were outstanding 1,000,000 shares of common stock, par value $0.001, and no shares of preferred stock.

                                MALACOLOGY, INC.

                                      INDEX
                                                                            Page
                                                                            ----

Part  I          Financial  Information

Item  1.     Financial  Statements

          Balance sheets as of September 30, 2001
          (unaudited) and December 31, 2000                                   3

          Statements of operations for the three months and nine months ended September 30, 2001 and 2000 and the period from Inception,
          April 9, 1998 through September 30, 2001 (unaudited)                4

          Statements of cash flows for the nine months ended
          September 30, 2001 and 2000 and the period from Inception,
          April 9, 1998 through September 30, 2001 (unaudited)                5

          Notes  to  financial  statements                                    6

Item  2.     Management's Discussion and Analysis or Plan of Operation        7

Part  II          Other  Information

Item  1.     Legal  Proceedings                                              10

Item  2.     Changes  in  Securities                                         10

Item  3.     Defaults  Upon  Senior  Securities                              10

Item  4.     Submission of Matters to a Vote of Security Holders             10

Item  5.     Other  Information                                              10

Item  6.     Exhibits  and  Reports  on  Form  8-K                           10

                         PART I - FINANCIAL INFORMATION

Item  1.     Financial  Statements

                                MALACOLOGY, INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS




                                                  September 30, 2001    December 31, 2000
                                                           (unaudited)
                                                  --------------------  -------------------

ASSETS

Cash . . . . . . . . . . . . . . . . . . . . . .  $                --   $               --
                                                  --------------------  -------------------
Total assets . . . . . . . . . . . . . . . . . .  $                --   $               --
                                                  ===================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Payable to related party . . . . . . . . . . . .  $             6,417   $            4,125
                                                  --------------------  -------------------
    Total liabilities. . . . . . . . . . . . . .  $             6,417   $            4,125
                                                  --------------------  -------------------


Stockholders' equity (deficit):
  Preferred stock:
    $0.001 par value; 2,000,000 shares
    authorized; no shares issued and
    outstanding. . . . . . . . . . . . . . . . .  $                --   $               --
  Common stock, $0.001 par value,
    20,000,000 shares authorized;
    1,000,000 shares issued and
    outstanding on Sept 30, 2001
    and December 31, 2000. . . . . . . . . . . .  $             1,000   $            1,000
  Deficit accumulated during the
    development stage. . . . . . . . . . . . . .  $            (7,417)  $           (5,125)
                                                  --------------------  -------------------

  Total stockholders' equity (deficit) . . . . .  $            (6,417)  $           (4,125)
                                                  --------------------  -------------------

            Total liabilities and stockholders'
                    equity (deficit) . . . . . .  $                --   $               --
                                                  ====================  ===================


                 See Accompanying Notes to Financial Statements

                                MALACOLOGY, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                                     Period from
                                                                                      Inception,
                                                                                  April 9, 1998,
    3 months ended . . . .   9 months ended  through
--------------------------  ---------------
        Sept 30, . . . . .  Sept 30,         Sept 30,
    Sept 30, 2001. . . . .             2000  Sept 30, 2001         2000        2001
--------------------------  ---------------                  ----------
General and Administrative
Expenses . . . . . . . . .  $           367  $            -  $    2,292  $        -       7,417
                            ---------------  --------------  ----------  ----------  -----------

Net loss . . . . . . . . .  $           367  $            -  $    2,292  $        -       7,417
Basic and Diluted
Net Loss Per Share . . . .  $             -  $            -  $        -  $        -  $     (.01)
                            ===============  ==============  ==========  ==========  ===========
Weighted Average Common
Shares Outstanding . . . .        1,000,000       1,000,000   1,000,000   1,000,000   1,000,000
                            ===============  ==============  ==========  ==========  ===========



                 See Accompanying Notes to Financial Statements

                              CONUS HOLDINGS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                                                     Period from
                                                                                     Inception April
                                         Nine months ended     Nine Months ended     9, 1998, through
                                           Sept 30, 2001        Sept 30, 2000        Sept 30, 2001
                                         -------------------  -----------------      ----------------

Cash flows from operating activities:

  Net loss. . . . . . . . . . . . . . .  $           (2,292)  $              --      $        (7,417)

  Issuance of Common
  Stock for Services. . . . . . . . . .  $               --   $              --      $         1,000

  Increase in payable to related party.  $            2,292   $              --      $         6,417

  Net cash used in operating activities  $               --   $               -      $             -
                                         -------------------  -----------------      ----------------

Net increase (decrease) in cash . . . .  $               --   $               -      $             -
                                         -------------------  -----------------      ----------------
Cash, beginning of period . . . . . . .  $               --   $               -      $             -
                                         -------------------  -----------------      ----------------

Cash, end of period . . . . . . . . . .  $               --   $               -      $             -
                                         ===================  =================      ================



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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and nine months ended September 30, 2001. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000 as filed with the Securities and Exchange Commission.

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


                                   MALACOLOGY,  INC.


Dated:  October  22,  2001                            /s/  M.  Richard  Cutler
                                                   ---------------------------
                                                   By:     M.  Richard  Cutler
                                                   Its:    President