Form 10QSB/A
period 2001-09-30
MALACOLOGY INC
filed 2001-10-29
CIK 1106205

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                 Amendment No. 1

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


                                   MALACOLOGY,  INC.


Dated:  October  29,  2001                            /s/  M.  Richard  Cutler
                                                   ---------------------------
                                                   By:     M.  Richard  Cutler
                                                   Its:    President