Form 10KSB
period 2001-12-31
MALACOLOGY INC
filed 2002-05-13
CIK 1106205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2001

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

              For the transition period from _________ to _________

                           Commission File No. 0-29489
                                     -------

                                MALACOLOGY, INC.
                                ----------------
                 (Name of Small Business Issuer in Its Charter)

          NEVADA                                               33-0850627
          ------                                               ----------
(State  or  Other  Jurisdiction  of                           (IRS Employer
Incorporation  or  Organization)                          Identification Number)

1101 Channelside Drive, Suite 241, Tampa, Florida                 33602
--------------------------------------------------              ----------
(Address  of  Principal  Executive  Offices)                    (Zip Code)

                                 (813) 864-3900
                                 --------------
                           (Issuer's Telephone Number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                     (None)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         Common Stock, par value $0.001
                         ------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $ 0

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) N/A.

State the number of shares outstanding of each of the issuer's classes of common equity, as of April 18, 2002, the latest practicable date. 1,000,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes.

None.

         Transitional Small Business Disclosure Format (check one):

Yes [ ] No [X]

                                TABLE OF CONTENTS


                                     PART I

Item  1    Description of Business.

Item  2    Description of Property.

Item  3    Legal Proceedings.

Item  4    Submission of Matters to a Vote of Security Holders.

                                     PART II

Item  5    Market for Common Equity and Related Stockholder Matters.

Item  6    Management's Discussion and Analysis or Plan of Operation.

Item  7    Financial Statements.

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

Item 10    Executive Compensation.

Item 11    Security Ownership of Certain Beneficial Owners and Management.

Item 12    Certain Relationships and Related Transactions.

Item 13 Exhibits and Reports on Form 8-K.

                                INTRODUCTORY NOTE

This Annual Report on Form 10-KSB may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to the safe harbors created by such statutes. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenues than forecast, loss of customers, customer returns of products sold to them by the Company, disadvantageous currency exchange rates, termination of contracts, loss of suppliers, technological obsolescence of the Company's products, technical problems with the Company's products, price increases for supplies and components, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition, and stock price, losses incurred in litigating and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

BACKGROUND OF THE COMPANY

The Company was organized under the Laws of the State of Nevada, on April 9,1998, as a blank check or shell company whose primary purpose is to engage in a merger with, or acquisition of one or a small number of private firms. Such firms are expected to be private corporations, partnerships or sole proprietorships. Since inception, the primary activity of the Company was directed towards organizational efforts. The Company has made effort to identify possible merger or acquisition candidates but has not yet consummated the acquisition of any business or assets.

On October 22, 2001, M. Richard Cutler, at that time a principal shareholder of the Company and the Company's sole officer and director and Vi Bui, at that time a principal shareholder of the Company, sold an aggregate of 970,000 shares of the Company's common stock to Contracts Consultants International, Inc. ("CCI"), a Florida corporation. Simultaneously therewith, CCI sold those same 970,000 shares to Mr. Vivek Rao. These shares represent 97% of the issued and outstanding shares of the Company. As a result of the above described transactions, Vivek R. Rao became the "control person" of the Company as that term is defined in the Securities Act of 1933, as amended (the "Act"). Simultaneously with these transactions, the board of directors nominated Vivek
R. Rao to the board of directors and all former officers and directors resigned, thereby leaving Mr. Rao the Company's sole director. Vivek R. Rao was then appointed the Company's CEO, President, Secretary and Treasurer.

In December 2001, we formed West Wing Holdings Acquisitions, Inc. a Florida corporation as a wholly owned subsidiary. The Company previously announced that West Wing established initial operations in the telecommunications industry. West Wing planned to enter the telecommunications industry through the acquisition of certain assets in Eastern Europe. The Company was unable to complete the acquisition of the targeted assets and is currently seeking out other opportunities within and outside the telecommunications industry. Accordingly, the Company is still a "blank check" or "shell" company. At present, the Company has no business opportunities under contemplation for acquisitions.

BUSINESS OBJECTIVES

The Company plans to seek one or more potential businesses that Management believes warrant the Company's involvement. As a result of its limited resources, the number of potential businesses available will be extremely limited. The Company will not restrict its search to any particular industry. Nevertheless, Management does not intend to become involved with (i) a company that is an investment company under the Investment Company Act of 1940; (ii) with a company that is a broker or dealer of investment securities or commodities, or (iii) a company in which the officers, directors or shareholders of the target company are officers or directors of the Company. These business objectives are extremely general and are not intended to be restrictive upon the discretion of Management. Except for the general limitations contained above, Management has not developed and does not intend to develop specific criteria to be followed in the search for and selection of a business acquisition. Shareholders will therefore have extremely limited information as to Management's specific intentions and investors will be unable to determine even the industries which Management might consider.

The target company may be (i) in its preliminary or developmental stage, (ii) a financially troubled business or (iii) a going concern. It is impossible to determine the capital requirements of the target business or whether such business may require additional capital. Some target companies may seek to establish a public trading market for their securities.

The analysis of potential business endeavors will be undertaken by or under the supervision of Management. At present, Mr. Vivek R. Rao is the Company's sole director. Management will rely on its own business judgment in evaluating businesses that the Company may acquire or participate. See Item 9 - Directors,

Executive Officers, Promoters and Control Persons. Locating and investigating specific business proposals may take an extended period of time. If a business is located, the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial time, effort, and expense. The time periods of these subsequent steps cannot be determined. If a specific business endeavor cannot be located the costs incurred in the investigation are not likely to be recovered. The failure to consummate an attempted transaction would likely result in the loss of the costs incurred.

Shareholders of the Company are relying totally upon the business judgment of Management. Shareholders will not likely be consulted or provided any disclosure documentation in connection with any acquisition engaged in by the Company, unless required by state corporate law or the Federal securities laws. Although Management does not anticipate a sale of their personally owned Company shares in connection with an acquisition, in the event Management does enter into an agreement to do so, the remaining shareholders of the Company may not be afforded an equal opportunity to do so. As Management intends to offer a controlling interest in the Company, it is probable that a change of control will occur as a result of an acquisition engaged in by the Company. There are no lock-up agreements or understandings between the Company and its shareholders or among the shareholders which has the effect of restricting the transferability of any shareholders stock holdings. There are no arrangements, agreements, or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs, and there are no agreements concerning the election of members of the Board of Directors.

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

A number of states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies in their respective jurisdictions. Some states prohibit the initial offer and sale as well as any subsequent resale of securities of shell companies to residents of their states. In such an event, the shareholders of the Company, as well as the shareholders of any target company, may be limited in their ability to resell shares of the Company. To the best knowledge of the Company, the following states may have such limitations (this list is not exhaustive and a significant number of other states may also have such limitations): Connecticut, Georgia, Oregon, Washington, and Florida.

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

REGULATION

The Investment Company Act of 1940 (Investment Act) defines an investment company as an issuer which is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading of securities. The Company does not intend to engage primarily in the activities of purchasing, trading or selling securities and intends to conduct its activities so as to avoid being classified as an investment company under the Investment Act. The Company could be expected to incur significant registration and compliance costs if required under the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act provides exclusions from its application for companies which are not primarily engaged in the business of investing, reinvesting or trading in investment securities. Management intends to implement its business plan in a manner which will result in the availability of this exception from the definition of investment company. Accordingly, Management will continue to review the Company's activities from time to time with a view toward reducing the likelihood that the Company could be classified as an investment company.

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

The Company intends to vigorously resist classification as an investment company and to take advantage of any exemptions or exceptions from application of the Investment Act, including an exception which allows an entity a one-time option during any three (3) year period to claim an exemption as a transient investment company. The necessity of asserting any such contention, or making any other claim of exemption, could be time consuming, costly or even prohibitive, given the Company's limited resources.

The Company intends to structure a merger or acquisition in such a manner as to minimize Federal and state tax consequences to the Company and its shareholders, and to any target company and its shareholders. Under Section 368 of the Internal Revenue Code of 1986, as amended (the Code), a statutory merger or consolidation is an exempt transaction and may be tax free to the companies and their shareholders if effected in accordance with state law. A tax free reorganization may require the Company to issue a substantial portion of its securities in exchange for the securities or assets of a target firm. Consequently, a tax free reorganization may result in substantial dilution of the ownership interests of the present shareholders of the Company. Even if a merger or consolidation is undertaken in accordance with the Code, there is no assurance that tax regulations will not change and result in the Company or its shareholders incurring a significant tax liability.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on Nasdaq and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

EMPLOYEES

The Company presently has two employees both of whom are executive officers. We plan to add other employees in connection with our acquisition plans.

ITEM 2.  DESCRIPTION OF PROPERTY

From its inception until October 2001, the Company maintained its offices rent free at the office of its President, M. Richard Cutler, 610 Newport Center Drive, Suite 800, Newport Beach, CA 92660. As a result of the sale by Mr. Cutler of his shares and his resignation as an officer and director and the appointment of Mr. Vivek R. Rao as the Company's CEO and sole director, the Company moved its offices to 1101 Channelside Drive, Suite 241, Tampa, Florida 33602. The Company leases a 208 square foot office at this location. The monthly rent is $1,206 for the period beginning November 5, 2001 to February 4, 2002, $1,420 from February 5, 2002 to May 4, 2002 and $1,634 from May 5, 2002 to December 31, 2002. The Company was only obligated to remain in this space for six months, thereafter the space is leased on a month-to-month basis. There are no other preliminary agreements with respect to future offices or facilities, however, following the consummation of an acquisition, it is anticipated that the Company's offices will change to those of the target company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

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

NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on April 18, 2002 was 7.

RECENT SALES OF UNREGISTERED SECURITIES

On November 5, 2001, the Company authorized the issuance of debentures in the total aggregate amount of $10,000. These debentures are 5% senior subordinated convertible debentures due December 31, 2002 and are convertible into the Company's Common Stock at $.001 per share. This offering was fully subscribed, and on November 27, 2001 the Company authorized the additional issuance of $1,500, increasing the total aggregate amount of the debenture to $11,500. The Company sold an aggregate of $11,475 of these debentures to 22 investors, each of whom represented to the Company that they were accredited investors. These debentures were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

On November 30, 2001, the Company authorized the issuance of debentures in the total aggregate amount of $750,000. These debentures are 8% subordinated convertible debentures due June 30, 2003, and are convertible into the Company's Common Stock at $.50 per share. To date, the Company has sold an aggregate of $150,000 of these debentures to 2 investors, each of whom represented to the Company that they were accredited investors. These debentures were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

DIVIDEND POLICY

To date, the Company has declared no cash dividends on its Common Stock, and does not expect to pay cash dividends in the near term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.

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

GENERAL OVERVIEW

The Company's activities since inception have been limited to organizational matters, compliance efforts and locating potential merger candidates and the Company has not engaged in any operating activity since its inception.

The Company has registered its Common Stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange
Act) and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

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

As of the date hereof, Management has not made any final decision concerning, and has not entered into any agreements for, a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-KSB are advised to see if the Company has subsequently filed a Form 8-K.

As soon as the Company is eligible, it intends to apply to have its Common Stock listed or admitted to quotation on the NASD OTC Bulletin Board or, if it meets the financial and other requirements thereof, on the Nasdaq Small Cap Market, National Market System, or other regional or national exchange.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through advances from an officer and from the sale of convertible debentures. During October and November 2001 the Company sold an aggregate of $11,475 of the Company's 5% senior subordinated convertible debentures due December 31, 2002. The debentures are convertible into the Company's Common Stock at $.001 per share.

On November 30, 2001, the Company authorized the issuance of 8% subordinated convertible debentures due June 30, 2003 in the aggregate amount of $750,000. These debentures are convertible into the Company's Common Stock at $.50 per share. The Company sold an aggregate of $150,000 of these debentures, to date.

EXPENSES

The Company incurred operating expenses of $211,309 in the twelve months ended December 31, 2001.

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

The directors and executive officers of the Company as of April 18, 2002, are as follows:

     Name                Age     Position(s)
     -----               ---     -----------
     Vivek R. Rao        45      CEO, President, Treasurer, Secretary, Director
     Kenneth O'Rorke     42      Chief Financial Officer

On October 22, 2001, Vivek R. Rao was elected and appointed Chairman of the Board, CEO, President, Secretary and Treasurer of Malocology, Inc. From September 2000 to present, Mr. Rao serves as an independent consultant to the telecommunications industry. From 1992 to 2000, Mr. Rao served as founder, Chairman of the Board and Chief Executive Officer of Rann International Corporation, a holding company with interests in telecommunication. For the previous five years, Mr. Rao headed The Rao Agency as founder and President that provided research data and databases to financial institutions, medical companies, and computer software developers. Mr. Rao earned a BS in Chemistry from the University of Bombay, India.

Ken O'Rorke, Chief Financial Officer -- has twenty-two years of experience in banking and finance and twelve years of experience in international media and communications. Mr. O'Rorke founded in August 1998 and is presently the President of Emerging Media Investments, LLC, a firm formed by Alta Communications and Farallon Capital, which identifies media and telecommunications opportunities in Central and Eastern Europe. From July 1995 through July 1998, Mr. O'Rorke was the Director of Business Development for InterComm Holdings, LLC, an international broadband communications company founded by Rifkin & Associates, Inc. InterComm developed from a start-up to a broadband communications company with franchises in France and the Caribbean.

Prior to joining InterComm, from June 1994 through July 1995, Mr. O'Rorke was the Director of Business Development for an international broadband communications company in Mexico, partially owned by Falcon Communications, Inc. He was also Vice President, International for Communications Equity Associates, Inc., a leading global media and telecommunications investment banking firm from February 1991 through June 1994 and from September 1989 through February 1991 he was a financial analyst at this firm. During this time he also served as a Financial Advisory Board Member with the National Association of Broadcasters. He began his career at Bank of America (NationsBank) and also held executive management positions within Chase Manhattan Bank (Florida).

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the three fiscal years ended December 31, 2001. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                  SUMMARY COMPENSATION TABLE

                                                                  Other
                             Year                                 Annual   Restricted                            All Other
Name and Principal           Ended                               Compen-     Stock       Options/     LTIP        Compen-
Position                    Dec. 31      Salary      Bonus       sation      Awards        SARs      Payouts      sation
--------                    -------      ------      -----      --------   ----------    --------    -------    -----------
M. Richard Cutler,            2001         -0-       -0-            -0-        -0-          -0-         -0-          -0-
President, Treasurer          2000         -0-       -0-            -0-        -0-          -0-         -0-          -0-
and Secretary (1)             1999         -0-       -0-            -0-        -0-          -0-         -0-          -0-

Vivek R. Rao,                 2001       $20,833     -0-          $45,833      -0-          -0-         -0-          -0-
CEO, President, Treasurer
and Secretary (2)
-----------
(1)   Appointed April 9, 1998, resigned October 22, 2001.
(2)   Appointed October 22, 2001.

                                                 OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                            (INDIVIDUAL GRANTS)

                          Number of Securities       Percent of Total
                               Underlying             Options/SAR's
                             Options/SAR's         Granted to Employees        Exercise of
Name                          Granted (#)             in Fiscal Year       Base Price ($ / SH)    Expiration Date
----                          -----------             --------------       -------------------    ---------------
M. Richard Cutler                 None                     N/A                     N/A                  N/A

Vivek R. Rao                      None                     N/A                     N/A                  N/A

                               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                          AND FY-END OPTION/SAR VALUES


                            Shares                                                           Value of Unexercised
                          Acquired on       Value       Number of Unexercised Options        In-the-Money Options
Name                       Exercise       Realized      Excercisable / Unexercisable     Exercisable / Unexercisable
----                       --------       --------      ----------------------------     ---------------------------
M. Richard Cutler             N/A            N/A                    None                             N/A

Vivek R. Rao                  N/A            N/A                    None                             N/A

COMPENSATION OF DIRECTORS

Directors were not separately compensated for their services in the year ended December 31, 2001.

EMPLOYMENT AGREEMENTS

On December 1, 2001, Vivek R. Rao, our President, Chief Executive Officer, Secretary, Treasurer and Sole Director, entered into a written employment agreement with the Company. The employment agreement provides for Mr. Rao to receive a base salary of $250,000 in the first year, $275,000 in the second year, $300,000 in the third year, $325,000 in the fourth year and $350,000 in the fifth year. Thereafter the parties shall negotiate in good faith any further increases to the base salary. It also provides for an annual bonus of 60% of the base salary from the Company's earnings before tax. The agreement provides Mr. Rao with such insurance and other fringe benefits provided by the Company to other senior executives, the use of an automobile and the right to participate in any bonus or other incentive compensation plans the Company institutes in the future. The employment agreement also contains a non-compete provision which provides that Mr. Rao cannot, during the term of the employment agreement, and for a period of six (6) months thereafter, engage in any business which is in direct competition with the Company. No assurance can be given, however, as to the enforceability of such non-compete provisions. Non-competition agreements are not always enforceable due to public policy limitations existing in various states and the difficulty of obtaining injunctive relief.

On October 15, 2001, Kenneth O'Rorke, our Chief Financial Officer, entered into a written employment agreement with the Company. The employment agreement provides for Mr. O'Rorke to receive a base salary of $150,000 and a $10,000 signing bonus. The agreement also provides that Mr. O'Rorke is entitled to 25,000 shares of the Company's common stock, which have not yet been issued and he is also entitled to receive 125,000 stock options, exercisable at $1.50 per share at the conclusion of each of the first and second years of service. The term of the agreement is two years and terminates on October 14, 2003. The employment agreement also contains a non-compete provision which provides that Mr. O'Rorke cannot, during the term of the employment agreement, and for a period of six (6) months thereafter, engage in any business which is in direct competition with the Company. No assurance can be given, however, as to the enforceability of such non-compete provisions. Non-competition agreements are not always enforceable due to public policy limitations existing in various states and the difficulty of obtaining injunctive relief.

CONSULTING AGREEMENTS

On October 1, 2001, we entered into a consulting agreement with Apogee Business Consultants, LLC (the "Consultant"). According to the agreement, the Consultant will provide the Company with the following services:

         - review and prepare documentation regarding actions taken by the board of directors
         -    review and prepare documentation relative to shareholder matters
         - assist the Company and its counsel in preparation of filings made to the Securities and Exchange Commission
         - assist the Company and its counsel in the preparation of documents relative to acquisitions
         -    review and advise the Company on Press Releases
         - prepare and file documents necessary for the Company to change its corporate charter

In addition, at the Company's request, the Consultant shall also seek out, meet with and negotiate with companies and other entities to be considered for mergers with, or acquisition by, the Company.

The term of the agreement is one year commencing on October 1, 2001 and ending on September 30, 2002 at a fee of $15,000 per month. The agreement is cancelable by either party after March 31, 2002 on 30 days written notice. The Company paid the Consultant an aggregate of $82,500 through December 31, 2001. The agreement also allows the consultant or its designee to acquire a $1,200 convertible debenture which converts at the rate of $.001, or into 1,200,000 shares of the Company's common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 18, 2002, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                           Amount and Nature of            Percent of
Title Class      Name and Address of Beneficial Owner       Beneficial Ownership            Class (1)
-----------      ------------------------------------       --------------------            ---------
Common Stock     Vivek R. Rao                                      970,000(2)                  97.0%
                 1101 Channelside Drive, Suite 241
                 Tampa, Florida 33602

Common Stock     Kenneth O'Rorke                                    25,000(3)(4)                2.4%
                 1101 Channelside Drive, Suite 241
                 Tampa, Florida 33602

                 All officers and directors
                 as a group (2 persons)                            995,000(2)(3)(4)            97.1%
------------

(1) There were 1,000,000 shares of Common Stock outstanding as of April 18, 2002.

(2) Does not include 5,474,540 shares that may be obtained by Mr. Rao's wife and two children upon the conversion of debentures in the principal amount of $5,474.54. The debentures are convertible into the Company's common stock at the rate of $.001 per share. Mr. Rao disclaims all beneficial ownership in the debentures and the shares of common stock underlying the debentures.

(3) Does not include 25,000 shares that may be obtained by Mr. O'Rorke's ex-wife upon the conversion of debentures in the principal amount of $25.00. The debentures are convertible into the Company's common stock at the rate of $.001 per share. Mr. O'Rorke disclaims all beneficial ownership in the debentures and the shares of common stock underlying the debentures.

(4) Includes 25,000 shares which are due Mr. O'Rorke as part of his employment agreement but have not been issued. Does not include an aggregate of 250,000 shares underlying stock options that may be earned by Mr. O'Rorke as part of his employment agreement.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During November 2001, the Company issued convertible debentures in the aggregate principal amount of $11,475. The debentures bear interest at 5% per annum. The debentures are due on December 31, 2002 and are convertible into shares of the Company's common stock at $.001 per share. The Company's CEO's wife and children purchased an aggregate of $5,474.54 of these debentures. The Company's CFO's ex-wife purchased an aggregate of $25.00 of these debentures. Members of Apogee Business Consultants, LLC, the Company's consultant acquired an aggregate of $1,200.00 of these debentures.

From time to time Mr. Rao, the Company's CEO makes loans to the Company. As of December 31, 2001, the Company owes Mr. Rao $123,740. The terms of the loans have not been finalized.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         INDEX  TO  CONSOLIDATED FINANCIAL  STATEMENTS                   Page
                                                                         ----

         Independent Auditors' Report . . . . . . . . . . . . . . . . .   F-1

         Consolidated Balance sheet as of December 31, 2001 . . . . . .   F-2

         Consolidated Statements of Operations . . . . . . . . . . . . .  F-3

         Consolidated Statements of Stockholders' Equity (Deficit). . . . F-4

         Consolidated Statements of Cash Flows. . . . .. . . . . . . . . .F-5

         Notes to Consolidated Financial Statements . . . . . . . . . . . F-6


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

     EXHIBIT NO.            DESCRIPTION
     -----------            -----------
         3.1*     Articles of Incorporation of the Company;

         3.2*     Bylaws of the Company;

         4.1 Form of 5% Senior Subordinated Convertible Debenture due December 31, 2002;

         4.2      Form of 8% Subordinated Convertible Debenture due June 30,
                  2003.

         10.1 Consulting Agreement dated October 1, 2001 between the Company and Apogee Business Consultants, LLC

         10.2 Employment Agreement dated December 1, 2001 between the Company and Vivek R. Rao.

         10.3 Employment Agreement dated October 15, 2001 between the Company and Kenneth O'Rorke.

         21       Subsidiaries:
                  West Wing Holdings Acquisitions, Inc. - Florida (wholly owned)

* Previously filed

REPORTS ON FORM 8-K

1. A Current Report on Form 8-K was filed on October 25, 2001 to report the change of control of the Company.

2. A Current Report on Form 8-K was filed on December 14, 2001 to report the formation of a newly wholly-owned subsidiary.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2002
                                    MALACOLOGY, INC.



                                    By:  /s/ Vivek R. Rao
                                        -------------------------------
                                         Vivek R. Rao
                                         CEO, President, Secretary and Treasurer



Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                       Capacity                          Date
---------                       --------                          ----
/s/  Vivek R. Rao               Director                          May 9, 2002
---------------------------
Vivek R. Rao


/s/ Kenneth O'Rorke             Chief Financial Officer           May 9, 2002
---------------------------
Kenneth O'Rorke

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                                Table Of Contents





                                                                        Page

Independent Auditors' Report                                            F-1

Financial Statements

       Consolidated Balance Sheet                                       F-2

       Consolidated Statements of Operations                            F-3

       Consolidated Statements of Stockholders' Equity (Deficit)        F-4

       Consolidated Statements of Cash Flows                            F-5

       Notes to Consolidated Financial Statements                       F-6

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Director
Malacology, Inc.

We have audited the accompanying consolidated balance sheet of Malacology, Inc. (a Development Stage Enterprise) (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000, and the period from inception, April 9, 1998, through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and the consolidated results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and the period from inception, April 9, 1998, through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has no operations and limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                         /S/ HASKELL & WHITE LLP

April 18, 2002

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet
                             As of December 31, 2001


                                     ASSETS
Cash                                                                                              $           7,145
Other current assets                                                                                         17,130
                                                                                                  -----------------
           Total current assets                                                                              24,275

Equipment, net of accumulated depreciation of $0                                                              1,923
                                                                                                  -----------------

              Total assets                                                                        $          26,198
                                                                                                  =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Advances from officer (Note 3)                                                                    $         123,740
Convertible notes payable (Note 4)                                                                           11,475
                                                                                                  -----------------

           Total current liabilities                                                                        135,215
                                                                                                  -----------------

Convertible notes payable (Note 4)                                                                          100,000
                                                                                                  -----------------

           Total noncurrent liabilities                                                                     100,000
                                                                                                  -----------------

           Total liabilities                                                                                235,215
                                                                                                  -----------------

Commitments (Note 5)

Stockholders' equity (deficit)
   Preferred stock, $0.001 par value; 2,000,000 shares authorized; no
      shares issued and outstanding                                                                               -
   Common stock, $0.001 par value; 20,000,000 shares authorized;
      1,000,000 shares issued and outstanding                                                                 1,000
   Deficit accumulated during the development stage                                                        (210,017)
                                                                                                  ------------------

           Total stockholders' equity (deficit)                                                            (209,017)
                                                                                                  -----------------

           Total liabilities and stockholders' equity (deficit)                                   $          26,198
                                                                                                  =================

                 See accompanying notes to financial statements.

                                        MALACOLOGY, INC.
                                (A Development Stage Enterprise)

                              Consolidated Statements of Operations

                                                                                                    Period From
                                                                                                     Inception,
                                                               Year                Year            April 9, 1998,
                                                               Ended               Ended              Through
                                                           December 31,        December 31,         December 31,
                                                               2001                2000                 2001
                                                          ---------------    ----------------    ------------------
Consulting fees (Note 5)                                  $      (156,576)   $              -    $         (156,576)

General and administrative expenses                               (54,733)             (3,605)              (59,858)
                                                          ---------------    ----------------    ------------------

Loss before extraordinary item                                   (211,309)             (3,605)             (216,434)

Extraordinary item:
Gain on forgiveness of related party payable (Note 2)               6,417                   -                 6,417
                                                          ---------------    ----------------    ------------------
Net loss                                                  $      (204,892)   $         (3,605)   $         (210,017)
                                                          ===============    ================    ==================

Weighted average number of common shares
   outstanding                                                  1,000,000            1,000,000            1,000,000
                                                          ===============    ================    ==================

Net loss per share                                        $         (0.21)   $          (0.01)   $            (0.21)
                                                          ===============    ================    ==================

                 See accompanying notes to financial statements.

                                        MALACOLOGY, INC.
                                (A Development Stage Enterprise)

                    Consolidated Statements of Stockholders' Equity (Deficit)
             For the Period from Inception, April 9, 1998, through December 31, 2001


                                                                           Deficit
                                                                         Accumulated
                                                                         During the
                                                 Common Stock            Development
                                             Shares         Amount          Stage          Total
                                          -----------     -----------    -----------    -----------
Balances, April 9, 1998                             -     $         -    $         -    $         -

Issuance of common stock
  for services                              1,000,000           1,000              -          1,000

Net loss for the period from
  inception, April 9, 1998,
  through December 31, 1998                         -               -         (1,385)        (1,385)
                                          -----------     -----------    -----------    -----------

Balances, December 31, 1998                 1,000,000           1,000         (1,385)          (385)

Net loss for the year ended
  December 31, 1999                                 -               -           (135)          (135)
                                          -----------     -----------    -----------    -----------

Balances, December 31, 1999                 1,000,000           1,000         (1,520)          (520)

Net loss for the year ended
  December 31, 2000                                 -               -         (3,605)        (3,605)
                                          -----------     -----------    -----------    -----------

Balances, December 31, 2000                 1,000,000           1,000         (5,125)        (4,125)

Net loss for the year ended
  December 31, 2001                                 -               -       (204,892)      (204,892)
                                          -----------     -----------    -----------    -----------

Balances, December 31, 2001                 1,000,000     $     1,000    $  (210,017)   $  (209,017)
                                          ===========     ===========    ===========    ===========

                 See accompanying notes to financial statements.

                                        MALACOLOGY, INC.
                                (A Development Stage Enterprise)

                              Consolidated Statements of Cash Flows
                                                                                                     Period From
                                                                                                      Inception,
                                                                Year                Year            April 9, 1998,
                                                                Ended               Ended               Through
                                                            December 31,        December 31,          December 31,
                                                                2001                2000                  2001
                                                          ---------------    ----------------    ------------------
Cash flows from operating activities
   Net loss                                               $      (204,892)   $         (3,605)    $        (210,017)
   Adjustments to reconcile net loss to net cash
      used by operating activities
        Issuance of common stock for services                           -                   -                 1,000
        Increase in other current assets                          (17,130)                  -               (17,130)
        (Decrease) increase in payable to
          related party                                            (4,125)              3,605                     -
                                                          ---------------    ----------------     -----------------

               Net cash used by operating
                 activities                                      (226,147)                  -              (226,147)
                                                          ---------------    ----------------     -----------------

Cash flows from investing activities
    Acquisition of equipment                                       (1,923)                  -                (1,923)
                                                          ---------------    ----------------     -----------------

Cash flows from financing activities
   Advances from officer                                          123,740                   -               123,740
   Proceeds from convertible notes payable                        111,475                   -               111,475
                                                          ---------------    ----------------     -----------------

               Net cash provided by financing
                 activities                                       235,215                   -               235,215
                                                          ---------------    ----------------     -----------------

Net increase in cash                                                7,145                   -                 7,145

Cash, beginning of period                                               -                   -                     -
                                                          ---------------    ----------------     -----------------

Cash, end of period                                       $         7,145    $              -     $           7,145
                                                          ===============    ================     =================

Supplemental disclosure of cash flow information:

   Cash paid during the year for:

      Interest                                            $             -    $              -     $               -
                                                          ===============    ================     =================

      Income taxes                                        $             -    $              -     $               -
                                                          ===============    ================     =================

                 See accompanying notes to financial statements.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Years ended December 31, 2001 and 2000, and for the Period from Inception, April 9, 1998, through December 31, 2001


1.       Basis of Presentation, Capital Structure, and Significant Accounting
         Policies

         Basis of Presentation

         Malacology, Inc. (A Development Stage Enterprise) (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of December 31, 2001.

         West Wing Holdings Acquisitions, Inc. ("West Wing") was incorporated in the State of Florida on December 14, 2001 as a wholly owned subsidiary of the Company. West Wing was formed with the objective of providing value added, low cost telecommunication services in foreign markets. West Wing has conducted no operations to date, and is a nonoperating shell company.

         The accompanying consolidated financial statements include the accounts of the Company and West Wing from the date of its formation.

         Capital Structure

         On April 10, 1998, the Company's Board of Directors approved the issuance of 1,000,000 shares of common stock to the Company's founders for services which were valued at a nominal amount approximating fair value ($1,000 recorded as general and administrative expenses in the accompanying statement of operations). Of these shares, 824,500 shares were issued to two officers of the Company, and as of December 31, 2000, such shares were owned by one officer.

         In October 2001, the Company's then majority stockholder and sole officer and director and one other former stockholder sold 970,000 shares of the Company's common stock to Contract Consultants International, Inc. ("CCI") for cash of $25,000. CCI sold the same 970,000 shares of the Company's common stock to the Company's current President and sole director for $100,000 cash. Such transactions resulted in a change in control of the Company.

         The Company also granted stock options pursuant to an employment agreement that is described in Note 5.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Years ended December 31, 2001 and 2000, and for the Period from Inception, April 9, 1998, through December 31, 2001


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

         Going Concern and Management's Plans

         The Company has not commenced significant operations and has limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions are to search for additional sources of debt and/or equity financing and new operating opportunities through business combinations or mergers. In the interim, the Company will require minimal overhead, and key administrative and management functions will be provided by consultants and stockholders. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

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

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with a maturity of three months or less, when acquired, to be cash equivalents.

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

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Years ended December 31, 2001 and 2000, and for the Period from Inception, April 9, 1998, through December 31, 2001


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

         Income Taxes (continued)

         The Company's net deferred tax asset at December 31, 2001 consists of net operating losses of approximately $210,000. At December 31, 2001, the Company provided a 100% valuation allowance for the aggregate tax effect of these net operating losses totaling approximately $84,000. Federal net operating losses can be carried back for five years, and remaining, unused carrybacks can be carried forward until 2021. State net operating losses begin to expire in 2008. No benefit for income taxes has been provided in the accompanying statements of operations since all deferred tax assets have been fully reserved. The Company has provided the valuation allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

         As a result of the changes in stock ownership during 2001, the Company's use of the net operating loss carryforwards will be limited by Section 382 of the Internal Revenue Code.

         Accounting for Stock-based Compensation

         The Company utilizes the provisions of APB Opinion No. 25, and related interpretations thereof, for recognizing stock-based compensation for employees, which includes members of the board of directors. Non-employee stock-based compensation is recorded at fair value in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, and in accordance with the performance criteria of Emerging Issues Task Force ("EITF") 96-18.

         Recent Accounting Statements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 requires the use of the purchase method of accounting to business combinations beginning July 1, 2001. The adoption of this statement will have no significant impact on the Company's financial position or result of operations.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Years ended December 31, 2001 and 2000, and for the Period from Inception, April 9, 1998, through December 31, 2001


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

         Recent Accounting Statements (continued)

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. It also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill not be amortized, but rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2002. The adoption of this statement will not have a significant impact on the Company's financial position and results of operations.

2.       Extraordinary Item

         As described in Note 1, the Company's former majority shareholder and sole officer and director sold 824,500 shares of the Company's common stock in October 2001. In connection with that transaction, the former majority shareholder and sole officer and director forgave $6,417 that was owed by the Company to an entity controlled by this individual. The gain on debt forgiveness has been presented as an extraordinary item in the accompanying statements of operations.

3.       Advances from Officer

         As of December 31, 2001, the Company has received advances from its President and sole director in the aggregate amount of $123,740. As of the date of this report, such advances are not subject to formal, written agreements, have no stated repayment terms, do not bear interest, and are not collateralized.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Years ended December 31, 2001 and 2000, and for the Period from Inception, April 9, 1998, through December 31, 2001


4.       Convertible Notes Payable

         In November 2001, the Company issued convertible notes payable in the aggregate amount of $11,475. The related notes payable bear interest at 5% per annum and interest is payable December 31, 2001, and quarterly thereafter. The notes payable are due on December 31, 2002, and are convertible into shares of the Company's stock at $0.001 per share. $5,500 of these convertible notes payable were issued to relatives of the Company's officers, and $1,200 of these convertible debentures were issued pursuant to a consulting agreement (Note 5).

         In December 2001, the Company issued convertible notes payable in the aggregate amount of $100,000. The related notes payable bear interest at 8% per annum and interest is payable on December 31, 2001, and quarterly thereafter. The notes payable are due on June 30, 2003, and are convertible into shares of the Company's stock at $1.00 per share. In January 2002, the Company issued convertible notes payable in the aggregate amount of $50,000 under the same terms.

5.       Commitments

         Employment Agreements

         The Company has employment agreements with its President, who is the Company's sole director and majority stockholder, and its Chief Financial Officer. The agreements provide for minimum annual salaries aggregating $400,000 and are for terms ranging for two to five years. The agreements also provide for minimum severance payments to the officers equal to amounts ranging from $37,500 to $750,000 in the aggregate. The Company's President is entitled to receive annual bonuses equal to 60% of his then annual salary, provided that such bonus will be reduced to the extent that it exceeds the Company's net profit (as defined). Additionally, the Company's Chief Financial Officer is entitled to receive 25,000 shares of common stock and is entitled to receive 125,000 stock options, exercisable at $1.50 per share, at the conclusion of each of his first and second years of service.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Years ended December 31, 2001 and 2000, and for the Period from Inception, April 9, 1998, through December 31, 2001

5.       Commitments (continued)

         Consulting Agreement

         The Company has a one-year consulting agreement, maturing September 2002, which requires payments of $15,000 per month and can be terminated by either party with thirty days written notice. The consulting agreement also provided an option to participate in the convertible debenture offering described in the first paragraph of Note 4, whereby $1,200 of convertible notes payable were issued by the Company (convertible into 1,200,000 shares of the Company's common stock).

         Lease Agreement

         The Company has an operating lease agreement for office facilities in Tampa, Florida. The lease term is six months through May 4, 2002, and month to month thereafter. The agreement requires a $1,350 security deposit, and minimum monthly rental payments that range from $1,206 to $1,420 over the six-month term of the lease.