Form 10QSB
period 2002-03-31
MALACOLOGY INC
filed 2002-06-12
CIK 1106205

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark  One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act

             For the transition period from __________ to __________

                         Commission file number 0-29489

                                MALACOLOGY, INC.
         --------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


          NEVADA                                               33-0850627
-------------------------------                                ----------
(State or Other Jurisdiction of                               (IRS Employer
Incorporation or Organization)                               Identification No.)


                        1101 Channelside Drive, Suite 241
                              Tampa, Florida 33602
                     --------------------------------------
                    (Address of Principal Executive Offices)


                                 (813) 864-3900
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 7, 2002 there were 1,000,000 shares of common stock issued and outstanding, par value $0.001, and no shares of preferred stock are issued and outstanding.

                                MALACOLOGY, INC.

                                      INDEX

                                                                          Page

Part  I    Financial Information

Item  1.   Financial Statements

           Consolidated Balance Sheets as of March 31, 2002 (unaudited)
           and December 31, 2001                                            3

           Consolidated statements of operations for the three months ended March 31, 2002 and 2001, and for the period from
           inception, April 9, 1998, through March 31, 2002 (unaudited)     4

           Consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, and for the period from
           inception, April 9, 1998, through March 31, 2002 (unaudited)     5

           Notes to consolidated financial statements                       6

Item  2.   Management's Discussion and Analysis or Plan of Operation       10

Part  II   Other Information                                               10

Item  1.   Legal Proceedings                                               10

Item  2.   Changes in Securities                                           10

Item  3.   Defaults Upon Senior Securities                                 10

Item  4.   Submission of Matters to a Vote of Security Holders             10

Item  5.   Other Information                                               10

Item  6.   Exhibits and Reports on Form 8-K                                11

                                        MALACOLOGY, INC.
                                (A Development Stage Enterprise)

                                   Consolidated Balance Sheets

                                             ASSETS

                                                                                 March 31, 2002    December 31, 2001
                                                                                   (unaudited)
                                                                                  -------------    ----------------
Cash                                                                              $          62    $          7,145
Other current assets                                                                      4,630              17,130
                                                                                  -------------    ----------------

           Total current assets                                                           4,692              24,275

Equipment, net of accumulated depreciation of $160 and $0,
  respectively                                                                            1,763               1,923
                                                                                  -------------    ----------------

           Total assets                                                           $       6,455    $         26,198
                                                                                  =============    ================

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses                                                                  $     103,527    $              -
Advances from officer                                                                   123,740             123,740
Convertible notes payable                                                                11,475              11,475
                                                                                  -------------    ----------------

           Total current liabilities                                                    238,742             135,215
                                                                                  -------------    ----------------

Convertible notes payable                                                               150,000             100,000
                                                                                  -------------    ----------------

           Total liabilities                                                            388,742             235,215
                                                                                  -------------    ----------------

Commitments

Stockholders' equity (deficit)
   Preferred stock, $0.001 par value; 2,000,000 shares
      authorized; no shares issued and outstanding                                            -                   -
   Common stock, $0.001 par value; 20,000,000 shares authorized;
      1,000,000 shares issued and outstanding                                             1,000               1,000
   Deficit accumulated during the development stage                                    (383,287)           (210,017)
                                                                                  -------------    -----------------

           Total stockholders' equity (deficit)                                        (382,287)           (209,017)
                                                                                  -------------    ----------------

           Total liabilities and stockholders' equity (deficit)                   $       6,455    $         26,198
                                                                                  =============    ================

                               See accompanying notes to consolidated financial statements

                                                            3

                                                MALACOLOGY, INC.
                                        (A Development Stage Enterprise)

                                      Consolidated Statements of Operations
                                                   (Unaudited)



                                                                                                    Period From
                                                                                                     Inception,
                                                           Three Months        Three Months        April 9, 1998,
                                                               Ended               Ended               Through
                                                             March 31,           March 31,            March 31,
                                                               2002                2001                 2002
                                                          ---------------    ----------------    ------------------
Consulting fees                                           $        (58,754)  $               -    $         (215,330)

General and administrative expenses                               (114,516)             (1,558)             (174,374)
                                                          ----------------   -----------------    ------------------

Loss before extraordinary item                                    (173,270)             (1,558)             (389,704)

Extraordinary item:
Gain on forgiveness of related party payable                             -                   -                 6,417
                                                          ----------------   -----------------    ------------------

Net loss                                                  $       (173,270)  $          (1,558)   $         (383,287)
                                                          ================   =================    ==================

Weighted average number of common shares
   outstanding                                                   1,000,000           1,000,000             1,000,000
                                                          ================   =================    ==================

Net loss per share                                        $          (0.17)  $           (0.00)   $            (0.38)
                                                          ================   =================    ==================

                                See accompanying notes to consolidated financial statements

                                                           4

                                                MALACOLOGY, INC.
                                        (A Development Stage Enterprise)

                                     Consolidated Statements of Cash Flows
                                                   (Unaudited)

                                                                                                    Period From
                                                                                                     Inception,
                                                           Three Months       Three Months         April 9, 1998,
                                                               Ended               Ended               Through
                                                             March 31,          March  31,            March 31,
                                                               2002                2001                 2002
                                                          ---------------    ----------------    ------------------
Cash flows from operating activities
   Net loss                                               $      (173,270)   $         (1,558)    $        (383,287)
   Adjustments to reconcile net loss to net cash
      used by operating activities
        Depreciation expense                                          160                   -                   160
        Issuance of common stock for services                           -                   -                 1,000
        Decrease (increase) in other current assets                12,500                   -                (4,630)
        Increase in accrued expenses                              103,527                   -               103,527
        (Decrease) increase in payable to
            related party                                               -               1,558                     -
                                                          ---------------    ----------------     -----------------

               Net cash used by operating
                 activities                                       (57,083)                  -              (283,230)
                                                          ---------------    ----------------     -----------------

Cash flows from investing activities
    Acquisition of equipment                                            -                   -                (1,923)
                                                          ---------------    ----------------     -----------------

Cash flows from financing activities
   Advances from officer                                                -                   -               123,740
   Proceeds from convertible notes payable                         50,000                   -               161,475
                                                          ---------------    ----------------     -----------------

               Net cash provided by financing
                 activities                                        50,000                   -               285,215
                                                          ---------------    ----------------     -----------------

Net (decrease) increase in cash                                    (7,083)                  -                    62

Cash, beginning of period                                           7,145                   -                     -
                                                          ---------------    ----------------     -----------------

Cash, end of period                                       $            62    $              -     $              62
                                                          ===============    ================     =================

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
      Interest                                            $             -    $              -     $               -
                                                          ===============    ================     =================
      Income taxes                                        $             -    $              -     $               -
                                                          ===============    ================     =================

                            See accompanying notes to consolidated financial statements

                                                         5

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Three Months ended March 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                             through March 31, 2002


1.       Basis of Presentation, Capital Structure, and Significant Accounting
         Policies

         Basis of Presentation

         Malacology, Inc. (A Development Stage Enterprise) (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of March 31, 2002.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Three Months ended March 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                             through March 31, 2002


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

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

         The Company also granted stock options pursuant to an employment agreement that is described in Note 3.

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

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Three Months ended March 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                             through March 31, 2002


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

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

2.       Advances from Officer

         As of March 31, 2002, the Company has received advances from its President and sole director in the aggregate amount of $123,740. As of the date of this report, such advances are not subject to formal, written agreements, have no stated repayment terms, do not bear interest, and are not collateralized.

3.       Commitments

         Employment Agreements

         The Company has employment agreements with its President, who is the Company's sole director and majority stockholder, and its Chief Financial Officer. The agreements provide for minimum annual salaries aggregating $400,000 and are for terms ranging for two to five years. The agreements also provide for minimum severance payments to the officers equal to amounts ranging from $37,500 to $750,000 in the aggregate. The Company's President is entitled to receive annual bonuses equal to 60% of his then annual salary, provided that such bonus will be reduced to the extent that it exceeds the Company's net profit (as defined). Additionally, the Company's Chief Financial Officer is entitled to receive 25,000 shares of common stock and is entitled to receive 125,000 stock options, exercisable at $1.50 per share, at the conclusion of each of his first and second years of service. Effective June 10, 2002, the Company's Chief Financial Officer resigned.

         As of March 31, 2002, the Company has accrued salaries payable of $63,432, and such amount is included in accrued expenses in the accompanying consolidated balance sheet.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

               For the Three Months ended March 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                             through March 31, 2002


3.       Commitments (continued)

         Consulting Agreement

         The Company has a one-year consulting agreement, maturing September 2002, which requires payments of $15,000 per month and can be terminated by either party with thirty days written notice. The consulting agreement also provided an option to participate in a convertible debenture offering whereby $1,200 of convertible notes payable were issued by the Company (convertible into 1,200,000 shares of the Company's common stock). Effective May 31, 2002, the Company terminated this consulting agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

BACKGROUND OF THE COMPANY

         The Company was organized under the Laws of the State of Nevada, on April 9, 1998, as a blank check or shell company whose primary purpose is to engage in a merger with, or acquisition of one or a small number of private firms. Such firms are expected to be private corporations, partnerships or sole proprietorships. From inception through the present time, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger candidates.

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

         In December 2001, we formed West Wing Holdings Acquisitions, Inc. ("West Wing"), a Florida corporation as a wholly owned subsidiary. The Company previously announced that West Wing established initial operations in the telecommunications industry. West Wing planned to enter the telecommunications industry through the acquisition of certain assets in Eastern Europe. The Company was unable to complete the acquisition of the targeted assets and is currently seeking out other opportunities within and outside the telecommunications industry. Accordingly, the Company is still a "blank check" or "shell" company. At present, the Company has no business opportunities under contemplation for acquisitions.

GENERAL OVERVIEW

         The Company's activities since inception have been limited to organizational matters, compliance efforts and locating potential merger candidates, and the Company has not engaged in any operating activity since its inception.

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

         As soon as the Company is eligible, it intends to apply to have its Common Stock listed or admitted to quotation on the NASD OTC Bulletin Board or its replacement, the BBX or, if it meets the financial and other requirements thereof, on the Nasdaq Small Cap Market, National Market System, or other regional or national exchange.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED WITH THE PERIOD ENDED MARCH 31, 2001

         During the three months ended March 31, 2002 the Company incurred general, administrative and consulting expenses in the amount of $173,270 as compared to $1,558 for the same period ended March 31, 2001. The Company has incurred these expenses in connection with its aggressive strategy to seek an acquisition candidate. During the quarter ended March 31, 2002, the Company incurred payroll costs of $95,148, consulting fees of $58,754, travel and entertainment costs of $8,549, and interest on outstanding debentures of $3,143.

Liquidity

         The Company has financed its operations through advances from its President and from the sale of convertible debentures. During October and November 2001 the Company sold an aggregate of $11,475 of the Company's 5% senior subordinated convertible debentures due December 31, 2002. The debentures are convertible into the Company's Common Stock at $.001 per share.

         On November 30, 2001, the Company authorized the issuance of 8% subordinated convertible debentures due June 30, 2003 in the aggregate amount of $500,000. These debentures are convertible into the Company's Common Sock at $.50 per share. As of March 31, 2002 the Company sold an aggregate of $150,000 of these debentures.

         At March 31, 2002 the Company had $62 in cash and total assets of $6,455. As of that same date the Company had total current liabilities of $238742, and had a working capital deficit of $234,050.

         As of March 31, 2002 the Company's total liabilities, including non-current liabilities were $388,742 and the Company had a stockholder deficit of $382,287.

         Our liquidity and capital resources could improve in the short term by loans from related parties and private financing activities of both the Company's equity and debt securities.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item 2.  Changes in Securities.

         During the quarter ended March 31, 2002 the Company sold an aggregate of $50,000 of its 8% subordinated convertible debentures due June 30, 2003 to 1 purchaser. These debentures are convertible into the Company's Common Stock at $.50 per share. As of March 31, 2002, the Company sold an aggregate of $150,000 of these debentures.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the security holders for a vote.

Item 5.  Other Information.

         Effective June 10, 2002, Mr. Kenneth O'Rorke, the Company's Chief Financial Officer, tendered his resignation to the Company. In connection with his resignation, the Company agreed to issue Mr. O'Rorke twenty-five thousand (25,000) shares of the Company's Common Stock and a stock option exercisable for three (3) years to purchase 125,000 shares of the Company's Common Stock at a cost of $1.50 per share. The issuance of the shares and option is contingent upon the Company's acquisition of certain assets from an unrelated third party.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    MALACOLOGY, INC.


Dated:  June 11, 2002                               By: /s/ Vivek R. Rao
                                                       -------------------------
                                                        Vivek R. Rao
                                                        Chief Executive Officer