Form 10QSB
period 2002-06-30
MALACOLOGY INC
filed 2002-08-14
CIK 1106205

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)
         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act

             For the transition period from __________ to __________

                         Commission file number 0-29489


                                MALACOLOGY, INC.
         --------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          NEVADA                                                 33-0850627
-------------------------------                              -------------------
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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 13, 2002 there were 1,000,000 shares of common stock issued and outstanding, par value $0.001, and no shares of preferred stock are issued and outstanding.

                                MALACOLOGY, INC.

                                      INDEX
                                                                          Page

Part  I  Financial Information

Item  1. Financial Statements

         Consolidated balance sheets as of June 30, 2002
         (unaudited) and December 31, 2001                                 3

         Consolidated statements of operations for the three and
         six months ended June 30, 2002 and 2001, and for the
         period from inception, April 9, 1998, through June 30, 2002
         (unaudited)                                                       4

         Consolidated statements of cash flows for the six months
         ended June 30, 2002 and 2001, and for the period from
         inception, April 9, 1998, through June 30, 2002 (unaudited)       5

         Notes to consolidated financial statements                      6-9

Item  2. Management's Discussion and Analysis or Plan of Operation        10

Part  II Other Information                                                14

Item  1. Legal Proceedings                                                14

Item  2. Changes in Securities                                            14

Item  3. Defaults Upon Senior Securities                                  14

Item  4. Submission of Matters to a Vote of Security Holders              14

Item  5. Other Information                                                14

Item  6. Exhibits and Reports on Form 8-K                                 14

                                        MALACOLOGY, INC.
                                (A Development Stage Enterprise)

                                   Consolidated Balance Sheets

                                             ASSETS

                                                                                  June 30, 2002    December 31, 2001
                                                                                   (unaudited)
                                                                                  -------------    ----------------
Cash                                                                              $         174    $          7,145
Other current assets                                                                        188              17,130
                                                                                  -------------    ----------------

           Total current assets                                                             362              24,275

Equipment, net of accumulated depreciation of $320 and $0, respectively                   1,603               1,923
                                                                                  -------------    ----------------
           Total assets                                                           $       1,965    $         26,198

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses                                                                  $     238,646    $              -
Advances from officer                                                                   130,840             123,740
Convertible notes payable                                                                11,475              11,475
                                                                                  -------------    ----------------

           Total current liabilities                                                    380,961             135,215
                                                                                  -------------    ----------------

Convertible notes payable                                                               150,000             100,000
                                                                                  -------------    ----------------

           Total liabilities                                                            530,961             235,215
                                                                                  -------------    ----------------

Commitments

Stockholders' equity (deficit)
   Preferred stock, $0.001 par value; 2,000,000 shares authorized; no
      shares issued and outstanding                                                           -                   -
   Common stock, $0.001 par value; 20,000,000 shares authorized;
      1,000,000 shares issued and outstanding                                             1,000               1,000
   Deficit accumulated during the development stage                                    (529,996)           (210,017)
                                                                                  -------------    -----------------

           Total stockholders' equity (deficit)                                        (528,996)           (209,017)
                                                                                  -------------    ----------------

           Total liabilities and stockholders' equity (deficit)                   $       1,965    $         26,198
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


                               See accompanying notes to consolidated financial statements

                                                          3

                                                 MALACOLOGY, INC.
                                         (A Development Stage Enterprise)

                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                                                                                 Period From
                                                                                                                  Inception
                                                    Three Months                        Six Months              April 9, 1998
                                                       Ended                               Ended                   Through
                                                      June 30,                            June 30,                 June 30,
                                               2002             2001              2002                2001           2002
                                            -----------       ---------         ----------          ---------     ----------
Consulting fees                             $   (29,117)      $       -         $  (87,871)         $       -     $ (244,447)

General and administrative expenses            (117,592)           (367)          (232,108)            (1,925)      (291,966)
                                            -----------       ---------         ----------          ---------     ----------

Loss before extraordinary item              $  (146,709)      $    (367)        $ (319.979)         $  (1,925)    $ (536,413)

Extraordinary item:
Gain on forgiveness of related party
  payable                                             -               -                  -                  -          6,417
                                            -----------       ---------         ----------          ---------     ----------


Net loss                                    $  (146,709)      $    (367)        $ (319,979)         $  (1,925)    $ (529,996)
                                            ===========       =========         ==========          =========     ==========

Weighted average number of common
  Shares outstanding                          1,000,000       1,000,000          1,000,000          1,000,000      1,000,000
                                            ===========       =========         ==========          =========     ==========


Net loss per share                          $     (0.15)      $   (0.00)        $    (0.32)         $   (0.00)    $    (0.53)
                                            ===========       =========         ==========          =========     ==========


                                See accompanying notes to consolidated financial statements

                                                            4

                                                 MALACOLOGY, INC.
                                         (A Development Stage Enterprise)

                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                                    Period From
                                                                                                     Inception,
                                                            Six Months         Six Months          April 9, 1998,
                                                               Ended              Ended               Through
                                                             June 30,            June 30,             June 30,
                                                               2002                2001                 2002
                                                          ---------------    ----------------     -----------------
Cash flows from operating activities
   Net loss                                               $      (319,979)   $         (1,925)    $        (529,996)
   Adjustments to reconcile net loss to net cash used
      by operating activities
         Depreciation expense                                         320                   -                   320
        Issuance of common stock for services                           -                   -                 1,000
        Decrease (increase) in other current assets                16,942                   -                  (188)
        Increase in accrued expenses                              238,646                   -               238,646
        (Decrease) increase in payable to
            related party                                               -               1,925                     -
                                                          ---------------    ----------------     -----------------

               Net cash used by operating
                 activities                                       (64,071)                  -              (290,218)
                                                          ---------------    ----------------     -----------------

Cash flows from investing activities
    Acquisition of equipment                                            -                   -                (1,923)
                                                          ---------------    ----------------     -----------------

Cash flows from financing activities
   Advances from officer                                            7,100                   -               130,840
   Proceeds from convertible notes payable                         50,000                   -               161,475
                                                          ---------------    ----------------     -----------------

               Net cash provided by financing
                 activities                                        57,100                   -               292,315
                                                          ---------------    ----------------     -----------------

Net (decrease) increase in cash                                    (6,971)                  -                   174

Cash, beginning of period                                           7,145                   -                     -
                                                          ---------------    ----------------     -----------------

Cash, end of period                                       $           174    $              -     $             174
                                                          ===============    ================     =================

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
      Interest                                            $             -    $              -     $               -
                                                          ===============    ================     =================
      Income taxes                                        $             -    $              -     $               -
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

                                       5

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

1.       Basis of Presentation, Capital Structure, and Significant Accounting
         Policies

         Basis of Presentation

         Malacology, Inc. (A Development Stage Enterprise) (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of June 30, 2002.

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

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months and six months ended June 30, 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

2.       Advances from Officer

         As of June 30, 2002, the Company has received advances from its President and sole director in the aggregate amount of $130,840. As of the date of this report, such advances are not subject to formal, written agreements, have no stated repayment terms, do not bear interest, and are not collateralized.

3.       Commitments

         Employment Agreements

         The Company has employment agreements with its President, who is the Company's sole director and majority stockholder, and its Chief Financial Officer. The agreements provide for minimum annual salaries of $250,000 and $150,000 respectively and are for terms ranging for two to five years. The agreements also provide for minimum severance payments to the officers equal to amounts ranging from $37,500 to $750,000 in the aggregate. The Company's President is entitled to receive annual bonuses equal to 60% of his then annual salary, provided that such bonus will be reduced to the extent that it exceeds the Company's net profit (as defined).

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

         As of June 30, 2002, the Company has accrued salaries payable of $112,850, and such amount is included in accrued expenses in the accompanying consolidated balance sheet.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Consulting Agreement

         The Company had a one-year consulting agreement, maturing September 2002, which requires payments of $15,000 per month and can be terminated by either party with thirty days written notice. The consulting agreement also provided an option to participate in a convertible debenture offering whereby $1,200 of convertible notes payable were issued by the Company (convertible into 1,200,000 shares of the Company's common stock). Effective May 31, 2002, the Company terminated this consulting agreement.

4.       Subsequent events

         On July 31, 2002, the Company paid off the above mentioned convertible notes payable in the amount $1,200. The Company has accrued consulting fees in the amount of $66,212.06 to Apogee Business Consultants, LLC. On August 1, 2002, Apogee Business Consultants, LLC has agreed to forgive their accrued consulting fees.

         On July 26, 2002, the company paid off an additional convertible notes payable in the amount of $25.00 plus $1.00 in accrued interest.

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

         In December 2001, we formed West Wing Holdings Acquisitions, Inc. ("West Wing"), a Florida corporation as a wholly owned subsidiary. West Wing planned to enter the telecommunications industry through the acquisition of certain assets in Eastern Europe. The Company was unable to complete the acquisition of the targeted assets and is currently seeking out other opportunities within and outside the telecommunications industry. Accordingly, the Company is still a "blank check" or "shell" company despite the expenditure of significant resources in an effort to acquire telecommunications assets in Eastern Europe through its West Wing subsidiary. At present, the Company has no business opportunities under contemplation for acquisitions.

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

         There is no trading market for our common stock and no market may ever exist for the Company's common stock. The Company plans to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "Bulletin Board") and to attempt to list the Company's common stock on the "Bulletin Board Exchange" ("BBX") proposed by the Nasdaq Stock Market, if it replaces the Bulletin Board. There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such Bulletin Board trading to proceed or that the Company will be able to list its common stock on the BBX.

         In 2003, subject to approval of the Securities and Exchange Commission, The NASDAQ Stock Market intends to phase out the OTC Bulletin Board, and replace it with the BBX. As proposed, the BBX will include an electronic trading system to allow order negotiation and automatic execution. The NASDAQ Stock Market has indicated its belief that the BBX will bring increased speed and reliability to trade execution, as well as improve the overall transparency of the marketplace. Specific criteria for listing on the BBX have not yet been announced, and the BBX may provide for listing criteria which the Company may not meet. If the OTC Bulletin Board is phased out and the Company does not meet the criteria established by the BBX, there may be no transparent market on which the Company's securities may be included. In that event, investors may have difficulty buying and selling the Company's securities.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2001

         During the six months ended June 30, 2002 the Company incurred general, administrative and consulting expenses in the amount of $319,979 as compared to $1,925 for the same period ended June 30, 2001. The Company has incurred these expenses in connection with its aggressive strategy to seek an acquisition candidate. During the six months ended June 30, 2002, the Company incurred payroll costs of $144,566, consulting fees of $87,871, travel and entertainment costs of $8,549, interest on outstanding debentures of $6,286, and professional fees of $62,575.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2001

         During the three months ended June 30, 2002 the Company incurred general, administrative and consulting expenses in the amount of $146,709 as compared to $367 for the same period ended June 30, 2001. The Company has incurred these expenses in connection with its aggressive strategy to seek an acquisition candidate. During the three months ended June 30, 2002, the Company incurred payroll costs of $49,418 consulting fees of $46,505, interest on outstanding debentures of $3,143, and professional fees of $45,038.

Liquidity

         The Company has financed its operations through advances from its President and from the sale of convertible debentures. During October and November 2001 the Company sold an aggregate of $11,475 of the Company's 5% senior subordinated convertible debentures due December 31, 2002. The debentures are convertible into the Company's Common Stock at $.001 per share.

         On November 30, 2001, the Company authorized the issuance of 8% subordinated convertible debentures due June 30, 2003 in the aggregate amount of $500,000. These debentures are convertible into the Company's Common Sock at $.50 per share. As of June 30, 2002 the Company sold an aggregate of $150,000 of these debentures.

         At June 30, 2002 the Company had $174 in cash and total assets of $1,965. As of that same date the Company had total current liabilities of $380,961, and had a working capital deficit of $380,599.

         As of June 30, 2002 the Company's total liabilities, including non-current liabilities were $530,961 and the Company had a stockholders' deficit of $528,996.

         The Company will attempt to improve liquidity and capital resources in the short term by loans from related parties and private financing activities of both the Company's equity and debt securities. There can be no assurance that the Company will be successful in these efforts and if it does not address its financing needs, it could no longer be viable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There are no legal proceedings against the Company and the Company is unaware of any proceedings contemplated against it.

Item 2.  Changes in Securities.

         None.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Executive Officer

                  99.2 Certification pursuant to 18 U.S.C. Section 1350 by the Company's Chief Financial Officer

         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  MALACOLOGY, INC.


Dated:   August 14, 2002
                                                  By:   /s/ Vivek R. Rao
                                                     --------------------------
                                                     Vivek R. Rao
                                                     Chief Executive Officer