Form 10QSB
period 2002-09-30
MALACOLOGY INC
filed 2002-11-14
CIK 1106205

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                        1101 Channelside Drive, Suite 241
                              Tampa, Florida 33602
                      ------------------------------------
                    (Address of Principal Executive Offices)


                                 (813) 864-3900
                 ----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
              ----------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2002 there were 1,000,000 shares of common stock issued and outstanding, par value $0.001, and no shares of preferred stock are issued and outstanding.

                                MALACOLOGY, INC.

                                      INDEX
                                                                          Page

Part I   Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2002
         (unaudited) and December 31, 2001                                  3

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 2002 and 2001, and for
         the period from inception, April 9, 1998, through
         September 30, 2002 (unaudited)                                     4

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2002 and 2001, and for the
         period from inception, April 9, 1998, through September
         30, 2002 (unaudited) 5 Notes to consolidated financial
         statements                                                       6-9

Item 2.  Management's Discussion and Analysis or Plan of Operation         10

Item 3.  Controls & Procedures                                             13

Part II  Other Information                                                 14

Item 1.  Legal Proceedings                                                 14

Item 2.  Changes in Securities                                             14

Item 3.  Defaults Upon Senior Securities                                   14

Item 4.  Submission of Matters to a Vote of Security Holders               14

Item 5.  Other Information                                                 14

Item 6.  Exhibits and Reports on Form 8-K                                  14

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets

ASSETS
                                                                                  Sept 30, 2002     December 31, 2001
                                                                                   (unaudited)
                                                                                  -------------      --------------
Cash                                                                              $           -      $        7,145
Other current assets                                                                          -              17,130
                                                                                  -------------      --------------
           Total current assets                                                               -              24,275

Equipment, net of accumulated depreciation of $480 and $0, respectively                   1,443               1,923
                                                                                  -------------      --------------
           Total assets                                                           $       1,443      $       26,198
                                                                                  =============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accrued expenses                                                                  $     239,880      $            -
Advances from officer                                                                   145,116             123,740
Convertible notes payable                                                                10,250              11,475
                                                                                  -------------      --------------
           Total current liabilities                                                    395,246             135,215
                                                                                  -------------      --------------
Convertible notes payable                                                               150,000             100,000
                                                                                  -------------      --------------
           Total liabilities                                                            545,246             235,215
                                                                                  -------------      --------------

Stockholders' equity (deficit)
   Preferred stock, $0.001 par value; 2,000,000 shares
     authorized; no shares issued and outstanding                                             -                   -
   Common stock, $0.001 par value; 20,000,000 shares
     authorized; 1,000,000 shares issued and outstanding                                  1,000               1,000
   Deficit accumulated during the development stage                                    (544,803)           (210,017)
                                                                                  -------------      --------------
           Total stockholders' equity (deficit)                                        (543,803)           (209,017)
                                                                                  -------------      --------------
           Total liabilities and stockholders' equity (deficit)                   $       1,443      $       26,198
                                                                                  =============      ==============


                          See accompanying notes to consolidated financial statements

                                                       3

                                                        MALACOLOGY, INC.
                                                (A Development Stage Enterprise)

                                              Consolidated Statements of Operations
                                                           (Unaudited)


                                                                                                             Period From
                                                                                                              Inception
                                                      Three Months                    Nine Months           April 9, 1998
                                                         Ended                           Ended                 Through
                                                        Sept 30,                        Sept 30,               Sept 30,
                                                  2002            2001            2002           2001            2002
                                              ----------      ----------      -----------     ---------      -----------
Consulting fees                               $        -      $        -      $   (87,871)    $       -      $  (244,447)

General and administrative expenses              (76,018)           (367)        (308,126)       (2,292)        (367,984)
                                              ----------      ----------      -----------     ---------      -----------

Loss before extraordinary item                $  (76,018)     $     (367)     $  (395,997)    $  (2,292)     $  (612,431)

Extraordinary items:

Lawsuit settlement (note 5)                       (5,000)                          (5,000)                        (5,000)

Gain on forgiveness of related party
  payable (note 3)                                66,212               -           66,212             -           72,669
                                              ----------      ----------      -----------     ---------      -----------

Net loss                                      $  (14,806)     $     (367)     $  (334,785)    $  (2,292)     $  (544,802)
                                              ==========      ==========      ===========     =========      ===========
Weighted average number of common
  Shares outstanding                           1,000,000       1,000,000        1,000,000     1,000,000        1,000,000
                                              ==========      ==========      ===========     =========      ===========

Net loss per share                            $    (0.01)     $    (0.00)     $     (0.33)    $   (0.00)     $     (0.54)
                                              ==========      ==========      ===========     =========      ===========


                               See accompanying notes to consolidated financial statements

                                                           4

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                                     Period From
                                                                                                     Inception,
                                                            Nine Months         Nine Months         April 9, 1998,
                                                               Ended               Ended               Through
                                                              Sept 30,            Sept 30,             Sept 30,
                                                                2002                2001                 2002
                                                          ---------------    ----------------     -----------------
Cash flows from operating activities
   Net loss                                               $      (334,786)   $         (2,292)    $        (544,803)
   Adjustments to reconcile net loss to net cash
     used by operating activities
        Depreciation expense                                          480                   -                   480
        Issuance of common stock for services                           -                   -                 1,000
        Decrease in other current assets                           17,130                   -                     -
        Increase in accrued expenses                              239,880                   -               239,880
        Increase in payable to
            related party                                               -               2,292                     -
                                                          ---------------    ----------------     -----------------
               Net cash used by operating
                 activities                                       (77,296)                  -              (303,443)
                                                          ---------------    ----------------     -----------------
Cash flows from investing activities
  Acquisition of equipment                                              -                   -                (1,923)
                                                          ---------------    ----------------     -----------------
Cash flows from financing activities
   Advances from officer                                           21,376                   -               145,116
   Convertible debentures redeemed (note 4)                        (1,225)                  -                     -
   Proceeds from convertible notes payable                         50,000                   -               160,250
                                                          ---------------    ----------------     -----------------
               Net cash provided by financing
                 activities                                        70,151                   -               305,366
                                                          ---------------    ----------------     -----------------
Net (decrease) in cash                                             (7,145)                  -                     -

Cash, beginning of period                                           7,145                   -                     -
                                                          ---------------    ----------------     -----------------
Cash, end of period                                       $             -    $              -     $               -
                                                          ===============    ================     =================
Supplemental disclosure of cash flow information:

   Cash paid during the period for:
      Interest                                            $            39    $              -     $              39
                                                          ===============    ================     =================
      Income taxes                                        $             -    $              -     $               -
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

                                                             5

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

1.       Basis of Presentation,  Capital Structure,  and Significant  Accounting
         Policies

         Basis of Presentation

         Malacology, Inc. (A Development Stage Enterprise) (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of September 30, 2002.

         West Wing Holdings Acquisitions, Inc. ("West Wing") was incorporated in the State of Florida on December 14, 2001 as a wholly owned subsidiary of the Company. West Wing was formed with the objective of providing value added, low cost telecommunication services in foreign markets. West Wing conducted no operations to date, and is a non-operating shell company. On October 4, 2002, West Wing was administratively dissolved by the State of Florida.

         The accompanying consolidated financial statements include the accounts of the Company and West Wing from the date of its formation.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months and nine months ended September 30, 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2001 as filed with the Securities and Exchange Commission.

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

2.       Advances from Officer

         As of September 30, 2002, the Company has received advances from its President and sole director in the aggregate amount of $145,116. As of the date of this report, such advances are not subject to formal, written agreements, have no stated repayment terms, do not bear interest, and are not collateralized.

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

         As of September 30, 2002, the Company had accrued salaries payable of $175,350, and such amount is included in accrued expenses in the accompanying consolidated balance sheet.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                   Notes to Consolidated Financial Statements

         Consulting Agreement

         The Company had a one-year consulting agreement, maturing September 2002, which required payments of $15,000 per month and could be terminated by either party with thirty days written notice. The consulting agreement also provided an option to participate in a convertible debenture offering whereby $1,200 of convertible notes payable were issued by the Company (convertible into 1,200,000 shares of the Company's common stock). Effective May 31, 2002, the Company terminated this consulting agreement.

         On July 31, 2002, the Company paid off the above mentioned convertible notes payable in the amount $1,200 plus $38 in accrued interest, and the Company had accrued consulting fees in the amount of $66,212 to the noteholder, Apogee Business Consultants, LLC. On August 1, 2002, Apogee Business Consultants, LLC agreed to forgive their accrued consulting fees.

4.       Retirement of Debt

         On July 26, 2002, the Company paid off an additional convertible notes payable in the amount of $25 plus $1 in accrued interest.

         As of September 30, 2002, a total of $1,264 was paid to debenture holders, of which $39 represented interest payments.

5.       Settlement of Lawsuit

         The Company's president, sole director and majority shareholder was the party to a lawsuit entitled Thakrar vs. Rao. On August 26, 2002 the lawsuit was settled whereby Mr. Rao agreed to pay the plaintiff $5,000 in full settlement of all claims. Pursuant to Mr. Rao's employment agreement with the Company, the Company agreed to indemnify Mr. Rao in connection with this matter, and to pay all related legal costs. Accordingly, the Company accrued $40,807 in legal fees and $5,000 representing the amount of the settlement.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2001

         During the nine months ended September 30, 2002 the Company incurred general, administrative and consulting expenses in the amount of $395,997 as compared to $2,292 for the same period ended September 30, 2001. The Company has incurred these expenses in connection with its strategy to seek an acquisition candidate. During the nine months ended September 30, 2002, the Company incurred payroll costs of $207,066, consulting fees of $87,871, travel and entertainment costs of $8,549, interest on outstanding debentures of $9,491, and professional fees of $71,188. During 2002 period, the Company also had debt forgiveness income of $66,212 and recorded a $5,000 legal settlement expense.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2001

         During the three months ended September 30, 2002 the Company incurred general, administrative and consulting expenses in the amount of $76,018 as compared to $367 for the same period ended September 30, 2001. The Company has incurred these expenses in connection with its strategy to seek an acquisition candidate. During the three months ended September 30, 2002, the Company incurred payroll costs of $62,500, interest on outstanding debentures of $3,205, and professional fees of $8,613. During 2002 period, the Company also had debt forgiveness income of $66,212 and recorded a $5,000 legal settlement expense.

Liquidity

         The Company has financed its operations through advances from its President and from the sale of convertible debentures. During October and November 2001 the Company sold an aggregate of $11,475 of the Company's 5% senior subordinated convertible debentures due December 31, 2002. The debentures are convertible into the Company's Common Stock at $.001 per share. During July, 2002, the Company retired a portion of the debentures by paying the debenture holders an aggregate of $1,264, inclusive of accrued interest.

         On November 30, 2001, the Company authorized the issuance of 8% subordinated convertible debentures due June 30, 2003 in the aggregate amount of $500,000. These debentures are convertible into the Company's Common Sock at $.50 per share. As of September 30, 2002 the Company sold an aggregate of $150,000 of these debentures.

         At September 30, 2002 the Company had $0 in cash and total assets of $1,443. As of that same date the Company had total current liabilities of $545,246, and had a working capital deficit of $395,246.

         As of September 30, 2002 the Company's total liabilities, including non-current liabilities were $545,246 and the Company had a stockholders' deficit of $543,803.

         The Company will attempt to improve liquidity and capital resources in the short term by loans from related parties and private financing activities of both the Company's equity and debt securities. There can be no assurance that the Company will be successful in these efforts and if it does not address its financing needs, it could no longer be viable.

Item 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company's sole director and majority shareholder was the party to a lawsuit entitled Thakrar vs. Rao. On August 26, 2002 the lawsuit was settled whereby Mr. Rao agreed to pay the plaintiff $5,000 in full settlement of all claims. Pursuant to Mr. Rao's employment agreement with the Company, the Company agreed to indemnify Mr. Rao in connection with this matter and pay all related legal costs. Accordingly, the Company accrued $40,807 in legal fees and $5,000 representing the amount of the settlement.

Item 2.  Changes in Securities.

         As of September 30, 2002, the Company retired convertible debentures in the principal amount of $1,225. These debentures were convertible into an aggregate of 1,225,000 shares of the Company's Common Stock.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the security holders for a vote.

Item 5.  Other Information.

         None.

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


                                                      MALACOLOGY, INC.


Dated:   November 13, 2002                            By:   /s/ Vivek R. Rao
                                                         -----------------------
                                                         Vivek R. Rao
                                                         Chief Executive Officer

                                  CERTIFICATION


         I, Vivek R. Rao, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Malacology, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to me by others, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 13, 2002                           /s/ Vivek R. Rao
                                           -------------------------------------
                                            Vivek R. Rao, President, CEO and CFO