Form 10KSB
period 2002-12-31
MALACOLOGY INC
filed 2003-03-31
CIK 1106205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

    [X] Annual report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                   For the fiscal year ended December 31, 2002

   [ ] Transition report under Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

              For the transition period from _________ to _________

                           Commission File No. 0-29489

                                MALACOLOGY, INC.
                  ---------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           NEVADA                                              33-0850627
--------------------------------                          ----------------------
(State or Other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                           Identification Number)

1101 Channelside Drive, Suite 241, Tampa, Florida                  33602
--------------------------------------------------              -----------
    (Address of Principal Executive Offices)                     (Zip Code)

                                 (813) 864-3900
                           ---------------------------
                           (Issuer's Telephone Number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 14, 2003, the latest practicable date. 1,000,000.

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

None.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS


                                     PART I

Item 1    Description of Business........................................  5

Item 2    Description of Property........................................  8

Item 3    Legal Proceedings..............................................  8

Item 4    Submission of Matters to a Vote of Security Holders............  8

                                     PART II

Item 5    Market for Common Equity and Related Stockholder Matters.......  9

Item 6    Management's Discussion and Analysis or Plan of Operation......  9

Item 7    Financial Statements........................................... 11

Item 8    Changes In and Disagreements With Accountants on
            Accounting and Financial Disclosure.......................... 11

                                    PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act............ 12

Item 10   Executive Compensation......................................... 12

Item 11   Security Ownership of Certain Beneficial Owners
            and Management............................................... 15

Item 12   Certain Relationships and Related Transactions................. 15

Item 13   Exhibits and Reports on Form 8-K............................... 16

Item 14   Controls and Procedures........................................ 17

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


ITEM 1.  DESCRIPTION OF BUSINESS

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

In December 2001, we formed West Wing Holdings Acquisitions, Inc. a Florida corporation as a wholly owned subsidiary. The Company previously announced that West Wing established initial operations in the telecommunications industry. West Wing planned to enter the telecommunications industry through the acquisition of certain assets in Eastern Europe. The Company was unable to complete the acquisition of the targeted assets and is currently seeking out other opportunities within and outside the telecommunications industry. On October 4, 2002, West Wing was administratively dissolved by the State of Florida for failure to file its Annual Report. Accordingly, the Company at present has no subsidiaries and is still a "blank check" or "shell" company. At present, the Company has no business opportunities under contemplation for acquisitions.

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

The analysis of potential business endeavors will be undertaken by or under the supervision of Management. At present, Mr. Vivek R. Rao is the Company's sole officer and director. Management will rely on its own business judgment in evaluating businesses that the Company may acquire or participate. See Item 9 - Directors, Executive Officers, Promoters and Control Persons. Locating and investigating specific business proposals may take an extended period of time. If a business is located, the negotiation, drafting, and execution of relevant agreements, disclosure documents and other instruments will require substantial time, effort, and expense. The time periods of these subsequent steps cannot be determined. If a specific business endeavor cannot be located the costs incurred in the investigation are not likely to be recovered. The failure to consummate an attempted transaction would likely result in the loss of the costs incurred.

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

EMPLOYEES

The Company presently has one employee, Mr. Vivek Rao, the Company's President and Chief Executive Officer. We plan to add other employees in connection with our acquisition plans.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company neither owns nor leases any real property at the present time. The Company utilizes the office space of an entity owned by the Company's President's wife and is not charged for such usage. There are no preliminary agreements with respect to future offices or facilities, however, following the consummation of an acquisition, it is anticipated that the Company's offices will change to those of the target company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

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

NUMBER OF SHAREHOLDERS

The number of beneficial holders of record of the Common Stock of the Company as of the close of business on March 14, 2003 was 7.

RECENT SALES OF UNREGISTERED SECURITIES

On November 5, 2001, the Company authorized the issuance of debentures in the total aggregate amount of $10,000. These debentures are 5% senior subordinated convertible debentures due December 31, 2002 and are convertible into the Company's Common Stock at $.001 per share. This offering was fully subscribed, and on November 27, 2001 the Company authorized the additional issuance of $1,500, increasing the total aggregate principal amount of the debentures to $11,500. The Company sold an aggregate of $11,475 of these debentures to 22 investors, each of whom represented to the Company that they were accredited investors. These debentures were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. During the period from July 2002 through December 31, 2002, the Company had retired an aggregate of $1,525 of these debentures held by 11 investors. The remaining 11 investors have verbally agreed to extend the maturity date of the debentures until December 31, 2003.

On November 30, 2001, the Company authorized the issuance of debentures in the total aggregate amount of $750,000. These debentures are 8% subordinated convertible debentures due June 30, 2003, and are convertible into the Company's Common Stock at $1.00 per share. To date, the Company sold an aggregate of $150,000 of these debentures to 2 investors, each of whom represented to the Company that they were accredited investors. These debentures were issued under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations through advances from the Company's CEO and from the sale of convertible debentures. During October and November 2001 the Company sold an aggregate of $11,475 of the Company's 5% senior subordinated convertible debentures due December 31, 2002 to 22 investors. The debentures are convertible into the Company's Common Stock at $.001 per share. During the period from July 2002 through December 31, 2002, the Company retired an aggregate of $1,525 of these debentures held by 11 investors. The remaining 11 investors have verbally agreed to extend the maturity date of the debentures until December 31, 2003.

On November 30, 2001, the Company authorized the issuance of 8% subordinated convertible debentures due June 30, 2003 in the aggregate amount of $750,000. These debentures are convertible into the Company's Common Stock at $1.00 per share. To date, the Company sold an aggregate of $150,000 of these debentures. From time to time Vivek Rao, the Company's CEO, makes loans to the Company. As of December 31, 2002 the Company owed Mr. Rao $165,116. The terms of the loan have not been finalized.

As of December 31, 2002, the Company had a working capital deficit of ($630,369). This amount was comprised of current assets of $683 and current liabilities of $631,052. The Company's current liabilities as of December 31, 2002 was comprised of accounts payable ($55,107), accrued salaries and interest ($250,879), advances from the Company's CEO ($165,116) and convertible debentures ($159,950).

EXPENSES

The Company incurred operating expenses of $486,281 in the twelve months ended December 31, 2002. These expenses have been paid out of the proceeds for the loans made to the Company by its CEO.

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

The directors and executive officers of the Company as of March 14, 2003, are as follows:

         Name                       Age              Position(s)
         ----                       ---              -----------
         Vivek R. Rao               45               CEO, President, Treasurer,
                                                     Secretary, Director

On October 22, 2001, Vivek R. Rao was elected and appointed Chairman of the Board, CEO, President, Secretary and Treasurer of Malacology, Inc. From September 2000 to present, Mr. Rao served as an independent consultant to the telecommunications industry. From 1992 to 2000, Mr. Rao served as founder, Chairman of the Board and Chief Executive Officer of Rann International Corporation, a holding company with interests in telecommunications. For the previous five years, Mr. Rao headed The Rao Agency as founder and President. The Rao Agency provided research data and databases to financial institutions, medical companies, and computer software developers. Mr. Rao earned a BS in Chemistry from the University of Bombay, India.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, during the year ended December 31, 2002, all Section 16(a) filing requirements applicable to the Company's officers, directors and greater than ten percent shareholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the three fiscal years ended December 31, 2002. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

                                                        SUMMARY COMPENSATION TABLE


                          Year                                Other Annual   Restricted
Name and                  Ended                                 Compen-        Stock      Options/    LTIP         All Other
Principal Position        Dec. 31      Salary       Bonus       sation         Awards        SARs    Payouts     Compensation
------------------        -------      ------       -----     ------------   -----------  ---------  -------     ------------
Vivek R. Rao,              2002       $200,000(3)    -0-        $   -0-          -0-         -0-       -0-         $54,626(4)
CEO, President,            2001        $20,833       -0-        $45,833          -0-         -0-       -0-             -0-
Treasurer
and Secretary (1)

Kenneth O'Rorke,           2002        $62,000       -0-            -0-          -0-         -0-       -0-             -0-
CFO (2)                    2001        $12,500       -0-            -0-          -0-         -0-       -0-             -0-
---------------------
(1) Appointed October 22, 2001.
(2) Appointed October 15, 2001, resigned June 10, 2002.
(3) Mr. Rao forgave $50,000 of salary during the year ended December 31, 2002.
(4) Includes legal expenses and other fees paid by the Company under an indemnification agreement with Mr. Rao.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                                (INDIVIDUAL GRANTS)

                          Number of Securities       Percent of Total
                               Underlying             Options/SAR's
                             Options/SAR's         Granted to Employees        Exercise of
Name                          Granted (#)             in Fiscal Year       Base Price ($ / SH)    Expiration Date
----                      ---------------------    --------------------    -------------------    ---------------
Vivek R. Rao                      None                     N/A                     N/A                  N/A


                                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                                            AND FY-END OPTION/SAR VALUES


                            Shares                                                           Value of Unexercised
                          Acquired on       Value       Number of Unexercised Options        In-the-Money Options
Name                       Exercise       Realized      Excercisable / Unexercisable     Exercisable / Unexercisable
----                      ------------    --------      ------------------------------   ---------------------------
Vivek R. Rao                  N/A            N/A                    None                             N/A

COMPENSATION OF DIRECTORS

Directors were not separately compensated for their services in the year ended December 31, 2002.

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

The employment agreement also indemnifies Mr. Rao from any damage or liability of any nature, including all costs and expenses, that may be imposed upon Mr. Rao while performing his duties as President, or from his involvement in Rann International Trading Company, a previous employer. During the year ended December 31, 2002, the Company paid legal fees on behalf of Mr. Rao aggregating approximately $54,000.

On October 15, 2001, Kenneth O'Rorke, our Chief Financial Officer, entered into a written employment agreement with the Company. The employment agreement provided for Mr. O'Rorke to receive a base salary of $150,000 and a $10,000 signing bonus. The agreement also provided that Mr. O'Rorke was entitled to 25,000 shares of the Company's common stock, which have not yet been issued and he is also entitled to receive 125,000 stock options, exercisable at $1.50 per share at the conclusion of each of the first and second years of service. The term of the agreement was two years and was scheduled to terminate on October 14, 2003. The employment agreement also contained a non-compete provision which provided that Mr. O'Rorke cannot, during the term of the employment agreement, and for a period of six (6) months thereafter, engage in any business which is in direct competition with the Company. No assurance can be given, however, as to the enforceability of such non-compete provisions. Non-competition agreements are not always enforceable due to public policy limitations existing in various states and the difficulty of obtaining injunctive relief. Mr. Kenneth O'Rorke resigned his positions with the Company as of June 10, 2002. The issuance of common shares of the Company in the amount of 25,000 shares and his stock options were contingent upon the Company's acquisition of certain assets from an unrelated third party. This acquisition did not take place, therefore no shares of the Company's common stock nor any stock options were issued to Mr. O'Rorke.

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

The term of the agreement was one year commencing on October 1, 2001 and ending on September 30, 2002 at a fee of $15,000 per month. The agreement was cancelable by either party after March 31, 2002 on 30 days written notice. The Company paid the Consultant an aggregate of $82,500 pursuant to the consulting agreement. The agreement also allowed the consultant or its designee to acquire a $1,200 convertible debenture which converted at the rate of $.001, or into 1,200,000 shares of the Company's common stock. Effective May 31, 2002, the Company terminated this consulting agreement.

On July 31, 2002, the Company paid off the above mentioned convertible notes payable in the amount of $1,200 plus $38 in accrued interest, and the Company had accrued consulting fees in the amount of $66,212 due to Apogee Business Consultants, LLC. On August 1, 2002, Apogee Business Consultants, LLC agreed to forgive their accrued consulting fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 14, 2003, certain information with respect to the Company's equity securities owned of record or beneficially by
(i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company's outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

                                                                     Amount and Nature of            Percent of
  Title Class              Name and Address of Beneficial Owner       Beneficial Ownership            Class (1)
  -----------              ------------------------------------      ---------------------           -----------
  Common Stock             Vivek R. Rao                                      970,000(2)                 97.0%
                           1101 Channelside Drive, Suite 241
                           Tampa, Florida 33602

                           All officers and directors
                           as a group (1 person)                             970,000(2)                 97.0%
----------------------
(1)   There were 1,000,000 shares of Common Stock outstanding as of March 14, 2003.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During November 2001, the Company issued convertible debentures in the aggregate principal amount of $11,475. The debentures bear interest at 5% per annum. The debentures are due on December 31, 2002 and are convertible into shares of the Company's common stock at $.001 per share. The Company's CEO's wife and children purchased an aggregate of $5,474.54 of these debentures. The Company's former CFO's ex-wife purchased an aggregate of $25.00 of these debentures, which was repaid and cancelled on December 31, 2002.

From time to time Mr. Rao, the Company's CEO makes loans to the Company. As of December 31, 2002, the Company owes Mr. Rao $165,116. The terms of the loans have not been finalized.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         INDEX TO FINANCIAL STATEMENTS                                   Page

         Independent Auditors' Report ..................................  F-1

         Balance sheet as of December 31, 2002 .........................  F-2

         Statements of Operations ......................................  F-3

         Statements of Stockholders' Equity (Deficit)...................  F-4

         Statements of Cash Flows ......................................  F-5

         Notes to Financial Statements .................................  F-7

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


  EXHIBIT NO.                   DESCRIPTION
  -----------                   -----------
     3.1*       Articles of Incorporation of the Company;

     3.2*       Bylaws of the Company;

     4.1* Form of 5% Senior Subordinated Convertible Debenture due December 31, 2002;

     4.2*       Form of 8% Subordinated Convertible Debenture due June 30,
                2003.

     10.1* Consulting Agreement dated October 1, 2001 between the Company and Apogee Business Consultants, LLC

     10.2* Employment Agreement dated December 1, 2001 between the Company and Vivek R. Rao.

     10.3* Employment Agreement dated October 15, 2001 between the Company and Kenneth O'Rorke.

     21         Subsidiaries: None

     99.1       Certification pursuant to 18 U.S.C. Section 1350


* Previously filed

REPORTS ON FORM 8-K

         None.


Item 14. Controls and Procedures

Within the 90-day period prior to the filing date of this report, our President (who acts as our principal executive officer and principal financial officer) carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the President concluded that our disclosure controls and procedures are adequate and effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of that evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 28, 2003                       MALACOLOGY, INC.


                                            By:  /s/ Vivek R. Rao
                                                --------------------------------
                                                 Vivek R. Rao
                                                 CEO, President, Secretary
                                                 and Treasurer



Pursuant to requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                             Capacity                     Date
---------                             --------                     ----

/s/  Vivek R. Rao                     Director                  March 28, 2003
--------------------
Vivek R. Rao

                                  CERTIFICATION


         I, Vivek R. Rao, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Malacology, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

         4. The registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 28, 2003                                /s/ Vivek R. Rao
                                              ----------------------------------
                                              Vivek R. Rao
                                              President, Chief Executive Officer
                                              and Acting Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Director
Malacology, Inc.

We have audited the accompanying balance sheet of Malacology, Inc. (a Development Stage Enterprise) (the "Company") as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001, and the period from inception, April 9, 1998, through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and the period from inception, April 9, 1998, through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no operations and limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                         /s/ HASKELL & WHITE LLP

                                                           HASKELL & WHITE LLP

March 25, 2003

                                        MALACOLOGY, INC.
                                (A Development Stage Enterprise)

                                          Balance Sheet
                                     As of December 31, 2002


                                             ASSETS
Cash                                                                                               $            683
                                                                                                   ----------------

           Total current assets                                                                                 683

Equipment, net of accumulated depreciation of $640                                                            1,283
                                                                                                   ----------------
           Total assets                                                                            $          1,966
                                                                                                   ================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                                   $         55,107
Accrued salaries and interest                                                                               250,879
Advances from officer (Note 3)                                                                              165,116
Convertible notes payable (Note 4)                                                                          159,950
                                                                                                   ----------------
           Total current liabilities                                                                        631,052
                                                                                                   ----------------
Commitments (Note 5)

Stockholders' equity (deficit)
   Preferred stock, $0.001 par value; 2,000,000 shares authorized; no
      shares issued and outstanding                                                                               -
   Common stock, $0.001 par value; 20,000,000 shares authorized;
      1,000,000 shares issued and outstanding                                                                 1,000
   Deficit accumulated during the development stage                                                        (630,086)
                                                                                                   ----------------
           Total stockholders' equity (deficit)                                                            (629,086)
                                                                                                   ----------------
           Total liabilities and stockholders' equity (deficit)                                    $          1,966
                                                                                                   ================

                                  See accompanying notes to financial statements.

                                                          F-2

                                                MALACOLOGY, INC.
                                        (A Development Stage Enterprise)

                                            Statements of Operations


                                                                                                      Period From
                                                                                                       Inception,
                                                                Year               Year              April 9, 1998,
                                                                Ended              Ended                 Through
                                                             December 31,       December 31,           December 31,
                                                                 2002               2001                   2002
                                                             ------------       -------------          ------------
Consulting fees                                              $    (87,871)      $    (156,576)         $   (244,447)

General and administrative expenses                              (398,410)            (54,733)             (458,268)
                                                             ------------       -------------          ------------
Loss before extraordinary item                                   (486,281)           (211,309)             (702,715)

Extraordinary items:
Gain on forgiveness of debt (Note 2)                               66,212               6,417                72,629
                                                             ------------       -------------          ------------
Net loss                                                     $   (420,069)      $    (204,892)         $   (630,086)
                                                             ============       =============          ============

Weighted average number of common shares
   outstanding                                                  1,000,000           1,000,000             1,000,000
                                                             ============       =============          ============
Net loss per share                                           $      (0.42)      $       (0.21)         $      (0.63)


                                  See accompanying notes to financial statements.

                                                        F-3

                                        MALACOLOGY, INC.
                                (A Development Stage Enterprise)

                          Statements of Stockholders' Equity (Deficit)

                          For the Period from Inception, April 9, 1998,
                                    through December 31, 2002


                                                                           Deficit
                                                                         Accumulated
                                                                         During the
                                                   Common Stock          Development
                                              Shares         Amount         Stage          Total
                                            ---------     -----------    -----------    -----------
Balances, April 9, 1998                             -     $         -    $         -    $         -

Issuance of common stock
  for services                              1,000,000           1,000              -          1,000

Net loss for the period from
  inception, April 9, 1998,
  through December 31, 1998                         -               -         (1,385)        (1,385)
                                            ---------     -----------    -----------    -----------
Balances, December 31, 1998                 1,000,000           1,000         (1,385)          (385)

Net loss for the year ended
  December 31, 1999                                 -               -           (135)          (135)
                                            ---------     -----------    -----------    -----------
Balances, December 31, 1999                 1,000,000           1,000         (1,520)          (520)

Net loss for the year ended
  December 31, 2000                                 -               -         (3,605)        (3,605)
                                            ---------     -----------    -----------    -----------
Balances, December 31, 2000                 1,000,000           1,000         (5,125)        (4,125)

Net loss for the year ended
  December 31, 2001                                 -               -       (204,892)      (204,892)
                                            ---------     -----------    -----------    -----------
Balances, December 31, 2001                 1,000,000           1,000       (210,017)      (209,017)

Net loss for the year ended
  December 31, 2002                                 -               -       (420,069)      (420,069)
                                            ---------     -----------    -----------    -----------
Balances, December 31, 2002                 1,000,000     $     1,000    $  (630,086)   $  (629,086)
                                            =========     ===========    ===========    ===========



                       See accompanying notes to financial statements.

                                           F-4

                                                MALACOLOGY, INC.
                                        (A Development Stage Enterprise)

                                           Statements of Cash Flows

                                                                                                    Period From
                                                                                                     Inception,
                                                               Year               Year            April 9, 1998,
                                                               Ended              Ended               Through
                                                            December 31,      December 31,          December 31,
                                                                2002               2001                 2002
                                                          ---------------    ----------------     -----------------
Cash flows from operating activities
   Net loss                                               $      (420,069)   $       (204,892)    $        (630,086)
   Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation expense                                          640                   -                   640
        Issuance of common stock for services                           -                   -                 1,000
        Decrease (increase) in other current assets                17,130             (17,130)                    -
        Increase in accounts payable                               55,107                   -                55,107
        Increase in accrued salaries and interest                 250,879                   -               250,879
        (Decrease) increase in payable to
           related party                                                -              (4,125)                    -
                                                          ---------------    ----------------     -----------------
               Net cash used by operating
                 activities                                       (96,313)           (226,147)             (322,460)
                                                          ---------------    ----------------     -----------------
Cash flows from investing activities
    Acquisition of equipment                                            -              (1,923)               (1,923)
                                                          ---------------    ----------------     -----------------
Cash flows from financing activities
   Advances from officer                                           41,376             123,740               165,116
   Proceeds from convertible notes payable                         48,475             111,475               159,950
                                                          ---------------    ----------------     -----------------
               Net cash provided by financing
                 activities                                        89,851             235,215               325,066
                                                          ---------------    ----------------     -----------------

Net (decrease) increase in cash                                    (6,462)              7,145                   683

Cash, beginning of period                                           7,145                   -                     -
                                                          ---------------    ----------------     -----------------

Cash, end of period                                       $           683    $          7,145     $             683
                                                          ===============    ================     =================


                            See accompanying notes to financial statements.

                                          MALACOLOGY, INC.
                                  (A Development Stage Enterprise)

                                Statements of Cash Flows (continued)

                                                                                            Period From
                                                                                             Inception,
                                                          Year              Year          April 9, 1998,
                                                          Ended             Ended             Through
                                                       December 31,     December 31,        December 31,
                                                           2002              2001               2002
                                                     ---------------   ----------------   -----------------
Supplemental disclosure of cash flow information:

   Cash paid during the year for:
      Interest                                       $            53   $              -   $              53
                                                     ===============   ================   =================
      Income taxes                                   $             -   $              -   $               -
                                                     ===============   ================   =================

                            See accompanying notes to financial statements.

                                                F-6

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

                 For the Years ended December 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                            through December 31, 2002


1.       Basis of Presentation, Capital Structure, and Significant Accounting
         Policies

         Basis of Presentation

         Malacology, Inc. (A Development Stage Enterprise) (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of December 31, 2002.

         West Wing Holdings Acquisitions, Inc. ("West Wing") was incorporated in the State of Florida on December 14, 2001 as a wholly owned subsidiary of the Company. West Wing was formed with the objective of providing value added, low cost telecommunication services in foreign markets. West Wing conducted no operations and was dissolved by the State of Florida on October 4, 2002.

         The accompanying financial statements include the accounts of the Company and the accounts of West Wing from the date of its formation through October 4, 2002.

         Capital Structure

         On April 10, 1998, the Company's Board of Directors approved the issuance of 1,000,000 shares of common stock to the Company's founders for services which were valued at a nominal amount approximating fair value ($1,000 recorded as general and administrative expenses in the accompanying statements of operations). Of these shares, 824,500 shares were issued to two officers of the Company, and as of December 31, 2000, such shares were owned by one officer.

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

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)

                 For the Years ended December 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                            through December 31, 2002


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

         Capital Structure (continued)

         The Company also granted stock options pursuant to an employment agreement that is described in Note 5.

         Going Concern and Management's Plans

         The Company has not commenced significant operations and has limited financial and other resources. Such matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these conditions are to search for additional sources of debt and/or equity financing and new operating opportunities through business combinations, strategic asset acquisitions, or mergers. In the interim, the Company intends to operate with minimal overhead, and key administrative and management functions will be provided by stockholders. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

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

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)

                 For the Years ended December 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                            through December 31, 2002


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

         The Company's net deferred tax asset at December 31, 2002 consists principally of net operating losses of approximately $630,000. At December 31, 2002, the Company provided a 100% valuation allowance for the aggregate tax effect of these net operating losses totaling approximately $214,000. Federal net operating losses can be carried back for five years, and remaining, unused net operating losses can be carried forward until 2021. No benefit for income taxes has been provided in the accompanying statements of operations since all deferred tax assets have been fully reserved. The Company has provided the valuation allowance since management could not determine that it was "more likely than not" that the benefits of the deferred tax assets would be realized.

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

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)

                 For the Years ended December 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                            through December 31, 2002


1. Basis of Presentation, Capital Structure, and Significant Accounting Policies (continued)

         Recent Accounting Pronouncements

         In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the timing and amount of costs recognized as a result of restructuring and similar activities. The Company will apply SFAS No. 146 prospectively to activities initiated after December 28, 2002. SFAS No. 146 had no significant impact at the point of adoption on the Company's statements of operations or financial position.

         In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"). "Guarantor's Accounting and Disclosure Requirements for Guarantees." FIN 45 requires a guarantor to recognize at the inception of a guarantee, a liability for the fair value of the obligation it has undertaken in issuing the guarantee. The Company will apply FIN 45 to guarantees, if any, issued after December 28, 2002. At adoption, FIN 45 did not have a significant impact on the Company's statements of operations or financial position.

         In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires an investor with a majority of the variable interests in a variable interest entity to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A variable interest entity is an entity which the equity investors do not have a controlling interest or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. As of December 31, 2002, the Company does not have any investments in other entities.

2.       Extraordinary Items

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

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)

                 For the Years ended December 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                            through December 31, 2002


2.       Extraordinary Items (continued)

         Additionally, during 2002, an entity that was providing consulting services to the Company agreed to forgive amounts owed by the Company of $66,612.

3.       Advances from Officer

         As of December 31, 2002, the Company has received advances from its President and sole director in the aggregate amount of $165,116. As of the date of this report, such advances are not subject to formal, written agreements, have no stated repayment terms, do not bear interest, and are not collateralized.

4.       Convertible Notes Payable

         In November 2001, the Company issued convertible notes payable in the aggregate amount of $11,475. The related notes payable bear interest at 5% per annum and interest is payable December 31, 2001, and quarterly thereafter. The notes payable were due on December 31, 2002, and $1,525 of notes payable and $53 of accrued interest was repaid to certain note holders. The notes payable are convertible into shares of the Company's stock at $0.001 per share. Convertible notes payable aggregating $5,500 were issued to relatives of the Company's officers.

         In December 2001, the Company issued convertible notes payable in the aggregate amount of $100,000. The related notes payable bear interest at 8% per annum and interest is payable on December 31, 2001, and quarterly thereafter. As of December 31, 2002, no interest payments have been made by the Company. The notes payable are due on June 30, 2003, and are convertible into shares of the Company's stock at $1.00 per share. In January 2002, the Company issued convertible notes payable in the aggregate amount of $50,000 under the same terms.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                    Notes to Financial Statements (continued)

                 For the Years ended December 31, 2002 and 2001,
                and for the Period from Inception, April 9, 1998,
                            through December 31, 2002


5.       Commitments

         Employment Agreements

         The Company has an employment agreement with its President, who is the Company's sole director and majority stockholder. The agreement provides for a minimum annual salary of $250,000, subject to annual $25,000 increases, over the term of the agreement of five years. The agreement also provides for minimum severance payments equal to three times the President's current salary. The Company's President is entitled to receive annual bonuses equal to 60% of his then annual salary, provided that such bonus will be reduced to the extent that it exceeds the Company's net profit (as defined).

         The employment agreement also indemnifies the President from any damage or liability of any nature, including all costs and expenses, that may be imposed upon the President while performing his duties as President, or from his involvement in Rann International Trading Company, a previous employer. During the year ended December 31, 2002, the Company paid legal fees on behalf of the President aggregating approximately $54,000.

         The Company also had a two year employment agreement with its Chief Financial Officer dated October 2001. The agreement provided for an annual salary of $150,000, 125,000 three-year common stock purchase options (subject to vesting terms), and 25,000 shares of the Company's common stock. Subsequently, the Company and the Chief Financial Officer entered into an arrangement whereby the shares of common stock and common stock purchase options are to be issued upon acquisition by the Company of certain assets or equity defined in the arrangement. In June 2002, the Chief Financial Officer terminated the employment agreement.