Form 10QSB
period 2003-03-31
MALACOLOGY INC
filed 2003-05-13
CIK 1106205

2
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark  One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

         [x]      Transition report under Section 13 or 15(d) of the Exchange
                  Act

         For the transition period from __________ to __________

                         Commission file number 0-29489

                                MALACOLOGY, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          NEVADA                                                 33-0850627
-------------------------------                             --------------------
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

                        1101 Channelside Drive, Suite 241
                              Tampa, Florida 33602
                    ----------------------------------------
                    (Address of Principal Executive Offices)


                                 (813) 864-3900
                -----------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2003 there were 1,000,000 shares of common stock issued and outstanding, par value $0.001, and no shares of preferred stock are issued and outstanding.

                                MALACOLOGY, INC.

                                      INDEX
                                                                          Page

Part I   Financial Information

Item 1.  Financial Statements

         Balance Sheets as of March 31, 2003 (unaudited)
           and December 31, 2002                                            3

         Statements of Operations for the three months ended
           March 31, 2003 and 2002, and for the period from inception,
           April 9, 1998, through March 31, 2003 (unaudited)                4

         Statements of Cash Flows for the three months ended
           March 31, 2003 and 2002, and for the period from inception,
           April 9, 1998 through March 31, 2003 (unaudited)                 5

         Notes to financial statements                                    6-8


Item 2.  Management's Discussion and Analysis or Plan of Operation          9
Item 3.  Controls & Procedures                                             12


Part II  Other Information                                                 13

Item 1.  Legal Proceedings                                                 13
Item 2.  Changes in Securities                                             13
Item 3.  Defaults Upon Senior Securities                                   13
Item 4.  Submission of Matters to a Vote of Security Holders               13
Item 5.  Other Information                                                 13
Item 6.  Exhibits and Reports on Form 8-K                                  13

                                                MALACOLOGY, INC.
                                        (A Development Stage Enterprise)

                                                 Balance Sheets

ASSETS

                                                                                 March 31, 2003       December 31,
                                                                                   (unaudited)            2002
                                                                                  -------------       -------------
Cash                                                                              $         227       $         683
                                                                                  -------------       -------------
           Total current assets                                                             227                 683

Equipment, net of accumulated depreciation of $800 and $640, respectively                 1,123               1,283
                                                                                  -------------       -------------
              Total assets                                                        $       1,350       $       1,966
                                                                                  =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                  $      52,188       $      55,107
Accrued salaries & interest                                                             322,263             250,879
Advances from officer                                                                   178,363             165,116
Convertible notes payable                                                               159,950             159,950
                                                                                  -------------       -------------
           Total current liabilities                                                    712,764             631,052
                                                                                  -------------       -------------
           Total liabilities                                                            712,764             631,052
                                                                                  -------------       -------------

Stockholders' equity (deficit)
   Preferred stock, $0.001 par value; 2,000,000 shares authorized;
     no shares issued and outstanding                                                         -                   -
   Common stock, $0.001 par value; 20,000,000 shares authorized;
     1,000,000 shares issued and outstanding                                              1,000               1,000
   Deficit accumulated during the development stage                                    (712,414)           (630,086)
                                                                                  -------------       -------------
           Total stockholders' equity (deficit)                                        (711,414)           (629,086)
                                                                                  -------------       -------------
           Total liabilities and stockholders' equity (deficit)                   $       1,350       $       1,966
                                                                                  =============       =============


                                  See accompanying notes to financial statements

                                                         3

                                                MALACOLOGY, INC.
                                        (A Development Stage Enterprise)

                                            Statements of Operations
                                                   (Unaudited)



                                                                                              Period From
                                                                                                Inception
                                                              Three Months                    April 9, 1998
                                                                  Ended                          Through
                                                                 March 31,                       March 31,
                                                          2003               2002                  2003
                                                     --------------     --------------         ------------
Consulting fees                                      $            -     $      (58,754)        $   (244,447)

General and administrative expenses                         (82,328)          (114,516)            (540,596)
                                                     --------------     --------------         ------------
Loss before extraordinary item                       $      (82,328)    $     (173,270)        $   (785,043)

Extraordinary items:

Gain on forgiveness of related party
  payable (note 3)                                                -                  -               72,629
                                                     --------------     --------------         ------------

Net loss                                             $      (82,328)    $     (173,270)        $   (712,414)
                                                     ==============     ==============         ============

Weighted average number of common
  Shares outstanding                                      1,000,000          1,000,000            1,000,000
                                                     ==============     ==============         ============

Net loss per share                                   $        (0.08)    $        (0.17)        $      (0.71)
                                                     ==============     ==============         ============




                                 See accompanying notes to financial statements

                                                         4

                                                MALACOLOGY, INC.
                                        (A Development Stage Enterprise)

                                            Statements of Cash Flows
                                                   (Unaudited)


                                                                                                     Period From
                                                                                                      Inception,
                                                           Three Months         Three Months         April 9, 1998,
                                                               Ended               Ended                Through
                                                             March 31,           March 31,             March 31,
                                                               2003                2002                   2003
                                                          ---------------     ---------------       ---------------
Cash flows from operating activities
   Net loss                                               $       (82,328)    $      (173,270)      $      (712,414)
   Adjustments to reconcile net loss to net cash
     used by operating activities
        Depreciation expense                                          160                 160                   800
        Issuance of common stock for services                           -                   -                 1,000
        Decrease in other current assets                                -              12,500                          -
        (Decrease) increase in accounts payable                    (2,919)                  -                52,188
        Increase in accrued expenses                               71,384             103,527               322,263
                                                          ---------------     ---------------       ---------------
               Net cash used by operating activities              (13,703)            (57,083)             (336,163)
                                                          ---------------     ---------------       ---------------

Cash flows from investing activities
    Acquisition of equipment                                            -                   -                (1,923)
                                                          ---------------     ---------------       ---------------
Cash flows from financing activities
   Advances from officer                                           13,247                   -               178,363
   Convertible debentures redeemed                                      -                   -                  (300)
   Proceeds from convertible notes payable                              -              50,000               160,250
                                                          ---------------     ---------------       ---------------
               Net cash provided by financing activities           13,247              50,000               338,313
                                                          ---------------     ---------------       ---------------

Net (decrease) increase in cash                                      (456)             (7,083)                  227

Cash, beginning of period                                             683               7,145                     -
                                                          ---------------     ---------------       ---------------
Cash, end of period                                       $           227     $            62       $           227
                                                          ===============     ===============       ===============

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
      Interest                                            $             -     $             -       $            39
                                                          ===============     ===============       ===============
      Income taxes                                        $             -     $             -       $             -
                                                          ===============     ===============       ===============



                                     See accompanying notes to financial statements

                                                          5

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

1.       Basis of Presentation, Capital Structure, and Significant Accounting
         Policies

         Basis of Presentation

         Malacology, Inc. (A Development Stage Enterprise) (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of March 31, 2003.

         The accompanying financial statements include the accounts of the Company from the date of its formation.

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three months ended March 31, 2003 and 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

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

         The Company also granted stock options pursuant to an employment agreement with the Company's former Chief Financial Officer. The employment agreement was terminated and the options cancelled.

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

                          Notes to Financial Statements

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

2.       Advances from Officer

         As of March 31, 2003, the Company has received advances from its President and sole director in the aggregate amount of $178,363. As of the date of this report, such advances are not subject to formal, written agreements, have no stated repayment terms, do not bear interest, and are not collateralized.

3.       Commitments

         Employment Agreements

         The Company has an employment agreement with its President, who is the Company's sole director and majority shareholder. The agreement provides for minimum annual salary of $250,000, subject to annual $25,000 increases, over the term of the agreement of five years. The agreement also provides for minimum severance payments equal to three times the President's current salary. The Company's President is entitled to receive annual bonuses equal to 60% of his then annual salary, provided that such bonus will be reduced to the extent that it exceeds the Company's net profit (as defined).

         The employment agreements also indemnifies the President from any damage or liability of any nature, including all costs and expenses, that may be imposed upon the President while performing his duties as President, or from his involvement in Rann International Trading Company, a previous employer. During the quarter ended March 31, 2003, the Company paid legal fees on behalf of the President aggregating approximately $3,000.

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

         As of March 31, 2003, the Company had accrued salaries payable of $306,600, and such amount is included in accrued expenses in the accompanying balance sheet.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2002.

         During the three months ended March 31, 2003 the Company incurred general, administrative and consulting expenses in the amount of $82,328 as compared to $173,270 for the same period ended March 31, 2002. The Company has incurred these expenses in connection with its strategy to seek an acquisition candidate. This reduction is primarily the result of lower consulting fees ($58,754), a decrease in payroll costs ($26,398) and decrease in travel and entertainment costs ($8,549).

Liquidity

         The Company has financed its operations through advances from its President and from the sale of convertible debentures. During October and November 2001 the Company sold an aggregate of $11,475 of the Company's 5% senior subordinated convertible debentures due December 31, 2002. The debentures are convertible into the Company's common stock at $.001 per share. During July 2002, the Company retired a portion of the debentures by paying the debenture holders an aggregate of $1,264, inclusive of accrued interest.

         On November 30, 2001, the Company authorized the issuance of 8% subordinated convertible debentures due June 30, 2003 in the aggregate amount of $500,000. These debentures are convertible into the Company's Common Sock at $.50 per share. As of March 31, 2003 the Company sold an aggregate of $150,000 of these debentures. From time to time Vivek Rao, the Company's CEO, makes loans to the Company. As of March 31, 2003, the Company owed Mr. Rao $178,363. As of the date of this report, such loans are not subject to formal, written agreements, have no stated repayment terms, do not bear interest, and are not collateralized.

         At March 31, 2003, the Company had $227 in cash and total assets of $1,350. As of that same date the Company had total current liabilities of $712,764, and had a working capital deficit of $711,414.

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

Item 3.  Controls and Procedures

         Under the supervision of our sole officer and director, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, our sole officer and director has concluded that these controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our sole executive officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None


Item 3.  Defaults Upon Senior Securities.

         In November 2001, the Company issued convertible notes payable in the aggregate amount of $11,475. The related notes payable bear interest at 5% per annum and interest is payable December 31, 2001, and quarterly thereafter. The notes payable were due on December 31, 2002, and $1,525 of notes payable and $53 of accrued interest was repaid to certain note holders. The notes payable are convertible into shares of the Company's common stock at $0.001 per share. Convertible notes payable aggregating $5,500 were issued to relatives of the Company's officers.

         In December 2001, the Company issued convertible notes payable in the aggregate amount of $100,000. The related notes payable bear interest at 8% per annum and interest is payable on December 31, 2001, and quarterly thereafter. As of December 31, 2002, no interest payments have been made by the Company. The notes payable are due on June 30, 2003, and are convertible into shares of the Company's common stock at $1.00 per share. In January 2002, the Company issued convertible notes payable in the aggregate amount of $50,000 under the same terms.

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


                                                     MALACOLOGY, INC.


Dated: May 10, 2003                                  By:   /s/ Vivek R. Rao
                                                         -----------------------
                                                         Vivek R. Rao
                                                         Chief Executive Officer

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


May 10, 2003

                                            /s/ Vivek R. Rao
                                            ------------------------------------
                                            Vivek R. Rao, President, CEO and CFO