Form 10QSB
period 2003-06-30
MALACOLOGY INC
filed 2003-08-14
CIK 1106205

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark  One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


                        1101 Channelside Drive, Suite 241
                              Tampa, Florida 33602
                    (Address of Principal Executive Offices)


                                 (813) 864-3900
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 1, 2003 there were 1,000,000 shares of common stock issued and outstanding, par value $0.001, and no shares of preferred stock are issued and outstanding.

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                                      INDEX
                                                                           Page

Part  I        Financial Information

Item  1.       Financial Statements

               Balance Sheets as of June 30, 2003 (unaudited) and
               December 31, 2002                                            3

               Statements of Operations for the three and six months
               ended June 30, 2003 and 2002, and for the period from inception, April 9, 1998, through June 30, 2003
               (unaudited)                                                  4

               Statements of Cash Flows for the six months ended
               June 30, 2003 and 2002, and for the period from
               inception, April 9, 1998, through June 30, 2003
               (unaudited) 5 Notes to financial statements                 6-8

Item  2.       Management's Discussion and Analysis or Plan of Operation     9

Item 3.        Controls & Procedures                                        12

Part  II       Other Information                                            13

Item  1.       Legal Proceedings                                            13

Item  2.       Changes in Securities                                        13

Item  3.       Defaults Upon Senior Securities                              13

Item  4.       Submission of Matters to a Vote of Security Holders          13

Item  5.       Other Information                                            13

Item  6.       Exhibits and Reports on Form 8-K                             13

                                                MALACOLOGY, INC.
                                        (A Development Stage Enterprise)

                                                 Balance Sheets

                                                                                 June  30, 2003     December 31, 2002
                                                                                   (unaudited)
                                                                                 --------------     -----------------
ASSETS

Cash                                                                              $         197        $        683
                                                                                  -------------        ------------
           Total current assets                                                             197                 683

Equipment, net of accumulated depreciation of $960 and $640, respectively                   963               1,283
                                                                                  -------------        ------------
              Total assets                                                        $       1,160        $      1,966
                                                                                  =============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable                                                                  $      58,362           $  55,107
Accrued salaries & interest                                                             394,137             250,879
Advances from officer                                                                   182,489             165,116
Convertible notes payable                                                               159,950             159,950
                                                                                  -------------        ------------
           Total current liabilities                                                    794,938             631,052
                                                                                  -------------        ------------
           Total liabilities                                                            794,938             631,052
                                                                                  -------------        ------------

Stockholders' equity (deficit)
   Preferred stock, $0.001 par value; 2,000,000 shares authorized;
     no shares issued  and outstanding                                                        -                   -
   Common stock, $0.001 par value; 20,000,000 shares authorized;
     1,000,000 shares issued and outstanding                                              1,000               1,000
   Deficit accumulated during the development stage                                    (794,778)           (630,086)
                                                                                  -------------        ------------
           Total stockholders' equity (deficit)                                        (793,778)           (629,086)
                                                                                  -------------        ------------
           Total liabilities and stockholders' equity (deficit)                   $       1,160        $      1,966
                                                                                  =============        ============


                                   See accompanying notes to financial statements

                                                          3

                                                        MALACOLOGY, INC.
                                                (A Development Stage Enterprise)

                                                    Statements of Operations
                                                           (Unaudited)


                                                                                                               Period From
                                                                                                                Inception
                                                      Three Months                       Six Months           April 9, 1998
                                                         Ended                              Ended                 Through
                                                        June 30,                           June 30,               June 30,
                                                  2003             2002              2003           2002           2003
                                               ---------       -----------        ----------     ----------     ----------
Consulting fees                                $       -       $   (29,117)       $        -     $  (87,871)    $ (244,447)

General and administrative expenses              (82,364)         (117,592)         (164,692)      (232,108)      (622,960)
                                               ---------       -----------        ----------     ----------     ----------

Loss before extraordinary item                 $ (82,364)      $  (146,709)       $ (164,692)    $ (319,979)    $ (867,407)

Extraordinary item:
Gain on forgiveness of related party
  payable                                              -                 -                 -              -         72,629
                                               ---------       -----------        ----------     ----------     ----------

Net loss                                       $ (82,364)      $  (146,709)       $ (164,692)    $ (319,979)    $ (794,778)
                                               =========       ===========        ==========     ==========     ==========

Weighted average number of common
  Shares outstanding                           1,000,000         1,000,000         1,000,000      1,000,000      1,000,000
                                               =========       ===========        ==========     ==========     ==========

Net loss per share                             $   (0.08)      $     (0.15)       $    (0.16)    $    (0.32)    $    (0.79)
                                               =========       ===========        ==========     ==========     ==========



                                   See accompanying notes to consolidated financial statements

                                                                  4

                                                        MALACOLOGY, INC.
                                                (A Development Stage Enterprise)

                                                    Statements of Cash Flows
                                                           (Unaudited)
                                                                                                   Period From
                                                                                                    Inception,
                                                            Six Months         Six Months         April 9, 1998,
                                                               Ended              Ended              Through
                                                             June 30,            June 30,            June 30,
                                                               2003                2002                2003
                                                          ---------------    ----------------     --------------
Cash flows from operating activities
   Net loss                                               $      (164,692)   $       (319,979)    $     (794,778)
   Adjustments to reconcile net loss to net cash
     used by operating activities
        Depreciation expense                                          320                 320                960
        Issuance of common stock for services                           -                   -              1,000
        Decrease (increase) in other current assets                     -              16,942                  -
        (Decrease) increase in accounts payable                     3,255                                 58,362
        Increase in accrued expenses                              143,258             238,646            394,137
                                                          ---------------    ----------------     --------------
               Net cash used by operating
                 activities                                       (17,859)            (64,071)          (340,319)
                                                          ---------------    ----------------     --------------
Cash flows from investing activities
    Acquisition of equipment                                            -                   -             (1,923)
                                                          ---------------    ----------------     --------------
Cash flows from financing activities
   Advances from officer                                           17,373               7,100            182,489
   Proceeds from convertible notes payable                              -              50,000            159,950
                                                          ---------------    ----------------     --------------
               Net cash provided by financing
                 activities                                        17,773              57,100            342,439
                                                          ---------------    ----------------     --------------
Net (decrease) increase in cash                                      (486)             (6,971)               197

Cash, beginning of period                                             683               7,145                  -
                                                          ---------------    ----------------     --------------
Cash, end of period                                       $           197    $            174     $          197
                                                          ===============    ================     ==============

Supplemental disclosure of cash flow information:

   Cash paid during the period for:
      Interest                                            $             -    $              -     $           39
                                                          ===============    ================     ==============
      Income taxes                                        $             -    $              -     $            -
                                                          ===============    ================     ==============



                             See accompanying notes to consolidated financial statements

                                                         5

                                MALACOLOGY, INC.
                        (A Development Stage Enterprise)

                          Notes to Financial Statements

1.       Basis of Presentation, Capital Structure, and Significant Accounting
         Policies

         Basis of Presentation

         Malacology, Inc. (A Development Stage Enterprise) (the "Company") was incorporated on April 9, 1998 under the laws of the State of Nevada. The Company intends to develop operating opportunities through business combinations or mergers. To date, the Company has not conducted any significant operations, and its activities have focused primarily on organizational efforts, corporate compliance matters and locating potential merger candidates. Since the Company has not yet commenced any principal operations, and has not yet earned significant revenues, the Company is considered to be a development stage enterprise as of June 30, 2003.

         The accompanying financial statements include the accounts of the Company from the date of its formation.

         The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the interim financial statements include all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. These statements are not necessarily indicative of the results to be expected for the full fiscal year. These statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

2.       Advances from Officer

         As of June 30, 2003, the Company has received advances from its President and sole director in the aggregate amount of $182,489. As of the date of this report, such advances are not subject to formal, written agreements, have no stated repayment terms, do not bear interest, and are not collateralized.

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

         The employment agreements also indemnifies the President from any damage or liability of any nature, including all costs and expenses, that may be imposed upon the President while performing his duties as President, or from his involvement in Rann International Trading Company, a previous employer. During the period ended June 30, 2003, the Company paid legal fees on behalf of the President aggregating approximately $3,000.

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

         As of June 30, 2003, the Company had accrued salaries payable of $375,350, and such amount is included in accrued expenses in the accompanying balance sheet.

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

         There is no trading market for our common stock and no market may ever exist for the Company's common stock. The Company plans to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "Bulletin Board"). There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such Bulletin Board trading to proceed.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 2002.

         During the three months ended June 30, 2003 the Company incurred general, administrative and consulting expenses in the amount of $82,364 as compared to $146,709 for the same period ended June 30, 2002. The Company has incurred these expenses in connection with its strategy to seek an acquisition candidate. This reduction is primarily the result of lower consulting fees ($46,405), an increase in accrued payroll costs ($19,332), a decrease in professional fees ($34,253) and a decrease in other expenses ($3,019).

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH THE SIX MONTHS ENDED JUNE 30, 2002.

         During the six months ended June 30, 2003 the Company incurred general, administrative and consulting expenses in the amount of $164,692 as compared to $319,979 for the same period ended June 30, 2002. The Company has incurred these expenses in connection with its strategy to seek an acquisition candidate. This reduction is primarily the result of lower consulting fees ($87,871), a decrease in payroll costs ($31,888), a decrease in travel and entertainment costs ($8,549), an increase in accrued payroll costs ($24,650), a decrease in professional fees ($41,593) and a decrease in other expenses ($10,036).

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

         On November 30, 2001, the Company authorized the issuance of 8% subordinated convertible debentures due June 30, 2003 in the aggregate amount of $500,000. These debentures are convertible into the Company's Common Sock at $.50 per share. As of June 30, 2003 the Company sold an aggregate of $150,000 of these debentures. From time to time Vivek Rao, the Company's CEO, makes loans to the Company. As of June 30, 2003, the Company owed Mr. Rao $182,489. As of the date of this report, such loans are not subject to formal, written agreements, have no stated repayment terms, do not bear interest, and are not collateralized.

         At June 30, 2003, the Company had $197 in cash and total assets of $1,160. As of that same date the Company had total current liabilities of $794,938, and had a working capital deficit of $794,741.

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

         In December 2001, the Company issued convertible notes payable in the aggregate amount of $100,000. The related notes payable bear interest at 8% per annum and interest is payable on December 31, 2001, and quarterly thereafter. As of December 31, 2002, no interest payments have been made by the Company. The notes payable were due on June 30, 2003, and are convertible into shares of the Company's stock at $1.00 per share. In January 2002, the Company issued convertible notes payable in the aggregate amount of $50,000 under the same terms.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to the security holders for a vote.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  31.1 Certification of Chief Executive Officer/Chief Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) and Rule 15d-14(a).

                  32.1 Certification of Chief Executive Officer/Chief Financial Officer pursuant to 18 U.S.C. Section 1350


         (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   MALACOLOGY, INC.


Dated: August 14, 2003                             By:   /s/ Vivek R. Rao
                                                       -------------------------
                                                       Vivek R. Rao
                                                       Chief Executive Officer